Form 10-Q
period 1996-03-31
SULLIVAN BROADCASTING CO INC
filed 1996-05-17
CIK 914029

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

                          Commission file number 33-98436


                     SULLIVAN BROADCASTING COMPANY, INC.
           (Exact name of registrant as specified in its charter)


               Delaware                              58-1719496
   (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)               Identification No.)


                  18 Newbury Street, Boston, MA         02116
           (Address of principal executive offices)   (Zip code)

Registrant's telephone number, including area code    (617) 369-7755

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .   No ___ .

As of March 31, 1996, the Company had 520,105 shares of Common Stock outstanding. The Company's Common Stock is not publicly traded and does not have a quantifiable market value.

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (SEE NOTE 1)

            SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                           (dollars in thousands)

                                                            The Company
                                   Predecessor	    -----------------------------
                                   December 31,     December 31,      March 31,
                                      1995             1995              1996
- - ---------------------------------------------------------------------------------
                                                                      (unaudited)

ASSETS
Current assets:
Cash and cash equivalents            $  3,584         $     --        $ 20,184
Restricted cash                            --          126,916              --
Due from related party                     --              390              --
Accounts receivable, net of
 allowance for doubtful
 accounts of $983 and
 $1,159                                28,943               --          21,388
Current portion of
 programming rights                     8,943               --          18,199
Current deferred tax asset                 --               --           7,986
Prepaid expenses and other
 current assets                           213               --             910
- - ------------------------------------------------------------------------------

      Total current assets             41,683          127,306          68,667

Property and equipment, net            20,399               --          43,940

Programming rights, net of
 current portion                       10,852               --          18,113

Deferred loan costs, net of
 accumulated amortization of
 $2,219, $21 and $502                   3,769            7,439          12,075

Deferred tax asset                      7,326              236              --

Other assets and intangible
 assets, net                           50,797               --         574,044
- - ------------------------------------------------------------------------------

      Total assets                   $134,826         $134,981        $716,839
==============================================================================

LIABILITIES AND SHAREHOLDERS'
 EQUITY (DEFICIT)
Current liabilities:
  Current portion of program-
   ming contracts payable            $ 12,788         $     --        $ 16,973
  Current portion of senior
   debt                                24,078               --           5,500
  Current income taxes
   payable                              1,961                4           1,795
  Interest payable                        515              356           8,451
  Due to related parties                   --            2,184           7,998
  Accounts payable                      1,482               --           1,598
  Accrued expenses                      4,239            3,289           4,233
- - ------------------------------------------------------------------------------

      Total current liabilities        45,063            5,833          46,548

Senior debt, net of current
 portion                               38,898               --         214,500
Borrowings under revolving
 line of credit                            --               --          15,000
Subordinated debt                     100,000          125,000         125,185
Programming contracts
 payable, net of current
 portion                               12,542               --          16,077
Deferred tax liability                     --               --          96,502
Other liabilities                         450               --              --
- - ------------------------------------------------------------------------------

      Total liabilities               196,953          130,833         513,812
- - ------------------------------------------------------------------------------

Preferred stock (Predecessor)          26,386               --              --
- - ------------------------------------------------------------------------------

Commitments and contingencies
Shareholders' equity (deficit):
  Common stock
   (Predecessor)                           16               --              --
  Common stock, $.01 par
   value; 800,000 shares
   authorized; 520,015
   shares issued and
   outstanding                             --                5               5
Additional paid-in capital              3,767            5,196         206,797
Accumulated deficit                   (92,296)          (1,053)         (3,775)
- - ------------------------------------------------------------------------------

      Total shareholders'
       equity (deficit)               (88,513)           4,148         203,027
- - ------------------------------------------------------------------------------

      Total liabilities and
       shareholders' equity
       (deficit)                     $134,826         $134,981        $716,839
==============================================================================

      The accompanying Notes to Consolidated Financial Statements are an
                 integral part of these financial statements.

             SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Unaudited - dollars in thousands)

                                        Three Months Ended March 31,
                                          Predecessor     Company
                                             1995          1996
- - --------------------------------------------------------------------

Revenues (excluding barter)                $22,245        $26,042
  Less - commissions                        (3,845)        (4,329)
- - -----------------------------------------------------------------

Net revenues (excluding barter)             18,400         21,713
Barter revenues                              1,670          2,546
- - -----------------------------------------------------------------

Total net revenues                          20,070         24,259
- - -----------------------------------------------------------------

Expenses

  Operating expenses                         4,135          6,184
  Selling, general and administrative        5,486          5,544
  Amortization of programming rights         2,871          3,010
  Depreciation and amortization              3,086         11,588
- - -----------------------------------------------------------------

                                            15,578         26,326
- - -----------------------------------------------------------------

  Operating income (loss)                    4,492         (2,067)

Interest expense, including
 amortization of debt discount
 and deferred loan costs                     4,626          8,130
Other expenses                                  15             12
- - -----------------------------------------------------------------

  Loss before benefit
   for income taxes                           (149)       (10,209)

Benefit for income taxes                        15          7,487
- - -----------------------------------------------------------------


      Net loss                            $   (134)      $ (2,722)
=================================================================

      The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

            SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (Unaudited-dollars in thousands)

                                              Class B-2        Additional                     Total
                                             Common stock       paid-in     Accumulated    shareholders'
                                           Shares     Amount    capital       deficit         equity
- - --------------------------------------------------------------------------------------------------------

Balance at December 31, 1995 (Company)     520,105      $5      $  5,196      $(1,053)       $  4,148

Additional investment by shareholder             -       -       201,601            -         201,601

Net loss (Unaudited)                             -       -             -       (2,722)         (2,722)
- - -----------------------------------------------------------------------------------------------------

Balance at March 31, 1996                  520,105      $5      $206,797      $(3,775)       $203,027
=====================================================================================================

      The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements.

            SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited-dollars in thousands)

                                                  Three Months Ended March 31,
                                                    Predecessor      Company
                                                        1995           1996
- - ------------------------------------------------------------------------------

Cash flows from operating activities:
  Net Income (loss)                                   $   (134)     $  (2,722)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
    Depreciation of property, plant
     and equipment                                         757          1,780
    Amortization of intangible assets                    2,329          9,306
    Amortization of programming rights                   2,871          3,010
    Payments for programming rights                     (2,303)        (2,208)
    Amortization of debt discount and
     deferred loan costs                                   222            502
    Loss on disposal of fixed assets                         4              -
    Changes in assets and liabilities:
      Decrease in accounts receivable                    8,526          7,555
      Increase in prepaid expenses
       and other assets                                    (20)          (697)
      Increase in due to related parties                     -          6,204
      Decrease in income taxes payable                    (104)          (962)
      Increase in interest payable                           -          8,095
      Decrease in deferred tax liability                     -         (7,487)
      Increase (decrease) in accounts payable
       and other accrued liabilities                     2,168         (3,179)
- - -----------------------------------------------------------------------------

Net cash provided by operating activities               14,316         19,197
- - -----------------------------------------------------------------------------

Cash flows from investing activities:
  Decrease in restricted cash                                -        126,916
  Acquisition of Act III Broadcasting, Inc.,
   net of cash acquired                                      -       (549,259)
  Payment for purchase options                               -         (2,800)
  Acquisition of WFXV assets                                 -           (400)
  Capital expenditures                                    (507)          (280)
- - -----------------------------------------------------------------------------

Net cash used for investing activities                    (507)      (425,823)
- - -----------------------------------------------------------------------------

Cash flows from financing activities:
  Payment of principal amounts                         (14,000)             -
  Proceeds from term debt                                    -        220,000
  Proceeds from revolver borrowings                          -         15,000
  Proceeds from stockholder contribution                     -        201,601
  Advance buydown of programming rights                      -         (4,396)
  Payment of debt issuance costs                             -         (5,395)
- - -----------------------------------------------------------------------------

Net cash (used) provided by financing activities       (14,000)       426,810

Net (decrease) increase in cash and cash equivalents      (191)        20,184
Cash and cash equivalents, beginning of period           3,295              -
- - -----------------------------------------------------------------------------
Cash and cash equivalents, end of period              $  3,104      $  20,184
=============================================================================

For supplemental disclosures of cash flow information see Note 5 to Consolidated Financial Statements.

      The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

            SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

      On January 4, 1996, all of the outstanding capital stock of Act III Broadcasting, Inc. ("Act III" or the "Predecessor") was purchased by and Act III was merged with and into A-3 Acquisition, Inc. ("A-3"), with Act III surviving such merger (the "Acquisition"). Act III then changed its name to Sullivan Broadcasting Company, Inc. (together with its subsidiaries, the "Company"). The Acquisition was accounted for by the purchase method of accounting. The results of operations of Act III for the period from January 1, 1996 through January 4, 1996 have been included in the results of operations of the Company for the three months ended March 31, 1996 due to the immateriality of such results in relation to the Company's financial statements taken as a whole. Such results are as follows:


      Net revenues                                   $832,000
      Operating expenses                              178,000
      Selling, general & administrative expenses      219,000
      Operating income                                435,000

      The accompanying consolidated financial statements as of and for the three months ended March 31, 1996 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission.    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate and that the information presented is not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in A-3's latest annual report on Form 10-K for the year ended December 31, 1995. The information furnished reflects all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary to make a fair statement of the results for the interim period. Certain amounts recorded in connection with accounting for the Acquisition are subject to adjustment based upon the final valuation of certain assets and liabilities acquired. Such adjustments are not expected to be material to the consolidated financial statements. The results for these interim periods are not necessarily indicative of results to be expected for the full fiscal year, due to seasonal factors, among others.

      For comparative purposes, the December 31, 1995 balance sheet of both Act III and A-3 have been included. In addition, the results of operations and of cash flows for the three months ended March 31, 1995 for Act III have also been presented. A-3 was not incorporated until June 1995 and did not have any operations for a comparable three month period ended March 31, 1995.

2. PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                     December 31,         March 31,
                                         1995               1996
   -----------------------------------------------------------------

   Land                              $  1,771,000       $  1,366,000
   Broadcasting equipment              32,335,000         34,803,000
   Buildings and improvements           8,006,000          5,637,000
   Furniture and other equipment        4,144,000          2,556,000
   Construction in progress             1,457,000          1,341,000
   -----------------------------------------------------------------
                                       47,713,000         45,703,000
   Less: Accumulated depreciation
    and amortization                  (27,314,000)        (1,763,000)
- - --------------------------------------------------------------------
                                     $ 20,399,000       $ 43,940,000
====================================================================

3. INTANGIBLE ASSETS

      Intangible assets consisted of the following:

                                Amortization      December 31,      March 31,
                                   Period             1995            1996
   ---------------------------------------------------------------------------

   Goodwill                      40 Years         $ 25,919,000   $ 194,296,000
   Affiliation agreements        10 Years           18,260,000      90,681,000
   Non-competition agreements    5 - 10 Years       20,875,000              --
   Canadian cable rights         10 Years           22,826,000      59,000,000
   Commercial advertising
    contracts                    15 years                   --     131,131,000
   FCC licenses                  15 years                   --      75,057,000
   Other intangible assets       5 - 15 Years       21,931,000      33,185,000
   ---------------------------------------------------------------------------
                                                   109,811,000     583,350,000

   Less: Accumulated amortization                  (59,157,000)     (9,306,000)
   ---------------------------------------------------------------------------
                                                  $ 50,654,000    $574,044,000
   ===========================================================================

4. LONG TERM DEBT

      On January 4, 1996, concurrent with the Acquisition, the Company borrowed $220,000,000 under a term loan and $4,000,000 under a revolving credit facility to finance the Acquisition. Both the term loan and the revolving credit facility bear interest at LIBOR plus an applicable margin determined quarterly based upon the Company's leverage ratio for the preceding quarter.

      The revolving credit facility provides for borrowings up to $30,000,000 for working capital purposes, and is due on December 31, 2003 or upon repayment of the term loan.

      The term loan is payable in varying quarterly installments beginning December 31, 1996 through 2003. The repayment of the term loan are as follows:


      1996                                         $  5,500,000
      1997                                           13,002,000
      1998                                           21,010,000
      1999                                           33,000,000
      2000                                           44,000,000
      Thereafter                                    103,488,000

      In addition, certain mandatory prepayments of the term loan are required if the Company achieves certain financial results at the end of the fiscal year. No such mandatory prepayments are payable at March 31, 1996.

      In January 1996, the Company entered into various interest rate protection agreements based upon LIBOR rates and a notional value equal to the anticipated outstanding term debt levels through the year 2000.

      In connection with the term loan and the revolving credit facility, the Company also has a $75,000,000 line of credit available for future acquisitions (collectively, the "Senior Credit Facility"). At March 31, 1996, there were no borrowings outstanding on the acquisition line of credit.

      The Senior Credit Facility requires the Company to comply with certain covenants. At March 31, 1996, the Company was in compliance with all covenants.

5. INCOME TAXES

      The provisions for taxes for the interim periods were based on projections of total year pre-tax income.

      As discussed in Note 1, the Acquisition was accounted for by the purchase method of accounting which requires that all assets acquired and liabilities assumed be recorded at their fair value. For tax purposes, the assets acquired and liabilities assumed retain their historical basis resulting in a basis differential. The resulting basis differential and acquired net operating loss carryforwards together with changes in deferred tax assets and liabilities for the period give rise to the net deferred tax asset and liability recorded at March 31, 1996.

      At the date of the Acquisition, the Company had net operating loss carryforwards of approximately $94,344,000 for federal income tax purposes, available to reduce future taxable income. To the extent not used, federal net operating loss carryforwards expire in varying amounts beginning in 2002. In addition, the Company had net operating loss carryforwards of approximately $79,189,000 for state and local income tax purposes in various jurisdictions.

      An entity that undergoes a "change in ownership" pursuant to Section 382 of the Internal Revenue Code is subject to limitations on the amount of its net operating loss carryforwards which may be used in the future. The Acquisition resulted in a change in ownership pursuant to Section 382. Management has estimated that the limitation on the net operating loss carryforwards will not have a material adverse impact on the Company's consolidated financial position or results of operation.

6. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      The Company paid interest of $746,000 during the period ended March 31, 1995 and no interest during the period ended March 31, 1996.

      During the periods ended March 31, 1995 and March 31, 1996, programming rights increased $884,000 and $859,000, respectively, due to the assumption of programming liabilities.

      During the periods ended March 31, 1995 and March 31, 1996, the Company paid approximately $89,000 and $962,000, respectively, for state and local income taxes.

7. COMMITMENTS AND CONTINGENCIES

      The Company has executed contracts for programming rights totaling approximately $18,961,000 and $18,004,000 at December 31, 1995 and March 31, 1996, respectively, for which the broadcast period has not begun.
Accordingly, the asset and related liability are not recorded at such dates.

      The Company has operating lease agreements for land, office space, office equipment and other property which expire on various dates through 2005. Rental expense was $163,000 and $90,000 for the periods ending March 31, 1995 and March 31, 1996, respectively.

      The Company has no postretirement or postemployment benefit plans.

8. RELATED PARTY TRANSACTIONS

      The Company reimburses ABRY Partners, Inc. ("ABRY"), an entity related through common ownership, approximately $1,500 per month, representing the Company's allocated share of rent paid by ABRY under its lease and other general expenses including utilities, property insurance and supplies. In addition, the Company has a management agreement with ABRY whereby the Company pays ABRY a management fee of $250,000 annually. Such amounts have been included in "Selling, general and administrative" expenses in the Company's consolidated statements of operations. In addition, certain liabilities assumed in the Acquisition were paid during the first quarter by the Company's parent, Sullivan Broadcast Holdings, Inc.

9. SIGNIFICANT EVENTS

      On February 7, 1996, the Company executed an asset purchase agreement to acquire certain assets of Mohawk Valley Broadcasting, Inc. and Acme T.V. Corporation, the owners/operators of two television stations in Utica, NY.
The total purchase price of the acquisition will be $400,000. In addition, the Company paid $2,800,000 for the option to purchase the remaining assets of the stations upon FCC approval. The Company concurrently executed a Time Brokerage Agreement to operate the stations pending FCC approval of the acquisition.

      On February 22, 1996, the Company executed a Time Brokerage Agreement with Central Tennessee Broadcasting Corporation pursuant to which the Company programs WXMT-TV in Nashville, TN. In conjunction with this agreement, the Company also executed an agreement to purchase certain assets of Central Tennessee Broadcasting Corporation, with an option to buy the station should applicable FCC regulations allow dual ownership in a single market.

      On February 28, 1996, the Company executed a definitive purchase agreement to acquire all the assets of Channel 47 Limited Partnership in Madison, WI for a total purchase price of $26,500,000, pending FCC approval.

10. UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL DATA

      The following unaudited pro forma consolidated financial data are based upon the historical results of operations of Act III for the quarter ended March 31, 1995 adjusted to give effect to the Acquisition as if it had occurred on January 1, 1995:


      Net revenue                                            $20,309
      Net loss                                                 3,789

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The Company's revenues are derived principally from local and national advertisers. Additional revenues are derived from commercial production and rental of broadcast towers. Increased ratings and strong advertiser demand have contributed to the Company's successful revenue growth. Also, the Company has developed sales marketing programs, implemented to enhance the image of the Company's television stations (the "Stations"), conducts local "Kids Expos" and live remote broadcasts, publishes promotional advertising print supplements and participates in joint marketing events with local businesses and radio stations.

      The Company's operating revenues are generally highest in the fourth quarter of each year. This seasonality is primarily attributable to increased expenditures by advertisers in anticipation of holiday retail spending and an increase in viewership during the Fall/Winter season. Accordingly, accounts receivable balances as of the end of each of the first three calendar quarters are generally substantially less than the balances as of the end of the year. Each of the Company's Stations generates positive Broadcast Cash Flow, defined as operating income plus depreciation, amortization, barter expenses and corporate expenses less payments for programming rights and barter revenue.

      The Company's principal costs of operations are employee salaries and commissions, programming, production, promotion and other expenses (such as maintenance, supplies, insurance, rent and utilities). The Company has historically experienced net losses primarily as a result of non-cash charges attributable to amortization of intangibles that were recorded at the time of the purchase of the Stations. The Company's amortization of programming rights has historically exceeded the Company's payments for programming rights due to the write-up of programming assets which occurred upon the respective acquisitions of the Stations. This historic trend will continue with the write-up of such assets in conjunction with the January 4, 1996 Acquisition. In addition, the Company has paid in advance of scheduled programming liabilities certain excess programming rights acquired as a result of the aforementioned Acquisition.

Results of Operations

      Three Months Ended March 31, 1995 of Act III (the "1995 Three Months") Compared to Three Months Ended March 31, 1996 of the Company (the "1996 Three Months")

      Set forth below are selected consolidated financial data for the three months ended March 31, 1995 of Act III and March 31, 1996 of the Company and the percentage changes between the periods.

                                       Three Months Ended
                                            March 31,
                                     Predecessor    Company
                                         1995         1996     Percentage
                                          (in thousands)         Change
- - -------------------------------------------------------------------------

Net revenues (excluding barter)        $18,400      $21,713        18.0%
Barter revenues                          1,670        2,546        52.5
Total net revenues                      20,070       24,259        20.9
Operating expenses                       4,135        6,184        49.6
Selling, general
 and administrative expenses             5,486        5,544         1.1
Depreciation and amortization            5,957       14,598       145.1
Operating income (loss)                  4,492       (2,067)     (146.0)
Interest expense                         4,626        8,130        75.7
Net loss                                  (134)      (2,722)   (1,931.3)
Payments for programming rights          2,303        2,208        (4.1)
Broadcast Cash Flow                      9,060       11,026        21.7

      Net revenues (excluding barter) are net of commissions and primarily include local and national/Canadian spot advertising sales. Net revenues (excluding barter) increased to $21,713,000 in the 1996 Three Months from $18,400,000 in the 1995 Three Months, an increase of $3,313,000 or 18.0%.
This increase is due to reduced national sales representative commission rates which commenced concurrent with the Acquisition and increasing advertising spot rates. Advertising revenues for the 1996 Three Months were comprised of 46.9% from local advertising sales and 53.1% from national/Canadian advertising sales.

      Local revenues include gross revenues before commissions from local or regional advertisers or their representative agencies. Local and regional areas encompass a station's designated market area and its outlying areas. Local revenues increased to $11,931,000 in the 1996 Three Months from $9,820,000 in the 1995 Three Months, an increase of $2,111,000, or 21.5%. The increase was primarily due to increased ratings as well as strong advertising demand.

      National/Canadian revenues include gross revenues before commissions from national and Canadian advertisers or their representative agencies. National advertisers are advertisers outside of a station's local market or region. National/Canadian revenues increased to $13,533,000 in the 1996 Three Months from $11,773,000 in the 1995 Three Months, an increase of $1,760,000, or 15.0%. As with local revenues, national/Canadian revenues increased primarily due to improved ratings and strong advertising demand.

      Barter revenues increased to $2,546,000 in the 1996 Three Months from $1,670,000 in the 1995 Three Months, an increase of $876,000, or 52.5%. This increase was primarily due to the increase in the value of barter programming rights related to the purchase accounting and resulting increase in the revenue recognized therefrom.

      Operating expenses include engineering, promotion, production, programming operations and barter expenses. The Company barters advertising time for certain program material. These transactions are included as operating expenses at management's estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. Operating expenses increased to $6,184,000 in the 1996 Three Months from $4,135,000 in the 1995 Three Months, an increase of $2,049,000. The increase is due to the WXLV affiliation switch from Fox Broadcasting Company to the American Broadcasting Company, Inc. in September 1995, as the Company is now producing local news at WXLV, which increased operating expenses by $476,000 during the 1996 Three Months. Additionally, the increase in employee headcount resulting from the execution of the two Time Brokerage Agreements executed in February 1996 further increased operating expenses as compared to the 1995 Three Months.

      Selling, general and administrative expenses include sales, salaries, commissions, insurance, supplies and general management salaries. Selling, general and administrative expenses increased to $5,544,000 in the 1996 Three Months from $5,486,000 in the 1995 Three Months, an increase of $58,000, or 1.1%. This increase is the result of higher salary costs due to an overall headcount increase, offset somewhat by reduced corporate overhead.

      Depreciation and amortization includes depreciation of property and equipment, amortization of programming rights and amortization of intangibles.
 Depreciation and amortization increased to $14,598,000 in the 1996 Three Months from $5,957,000 in the 1995 Three Months, an increase of $8,641,000, or 145.1%, due to the increase in value of all fixed assets, programming rights and intangible assets in conjunction with the Acquisition.

      Operating income decreased to a loss of $2,067,000 in the 1996 Three Months from operating income of $4,492,000 in the 1995 Three Months, a decrease of $6,559,000, due to the reasons discussed above.

      Interest expense includes interest charged on all outstanding debt and the amortization of debt issuance costs over the life of the underlying debt.
 The $3,504,000 increase for the 1996 Three Months as compared to the 1995 Three Months is the result of interest costs incurred on the debt utilized to fund the Acquisition.

      Net loss increased to a loss of $2,722,000 in the 1996 Three Months from a loss of $134,000 in the 1995 Three Months, an increase in the loss of $2,588,000, due to the reasons discussed above.

      Payments for programming rights decreased to $2,208,000 in the 1996 Three Months from $2,303,000 in the 1995 Three Months, a decrease of $95,000, or 4.1%. This decrease is attributable to a reduction in the amount of programming required to be purchased by the Company due to the buydown of certain excess programming liabilities in conjunction with the Acquisition, increased Fox and United Paramount network programming, and an overall decrease in the cost per program due to the competitive pricing of programming.

      Broadcast Cash Flow increased to $11,026,000 in the 1996 Three Months from $9,060,000 in the 1995 Three Months, an increase of $1,996,000, primarily due to the aforementioned increases in revenue with a smaller proportional increase in operating and selling, general and administrative expenses. The Company believes that Broadcast Cash Flow is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because broadcasting companies traditionally have large amounts of non-cash expense attributable to amortization of programming rights and other intangibles. Broadcast Cash Flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Liquidity and Capital Resources

      The Company's primary source of liquidity is cash provided by operations. Cash provided by operations during the 1996 Three Months was $19,197,000 compared to $14,316,000 in the 1995 Three Months. The increase in the Company's cash flow is attributable primarily due to the Company's improved operating results, with revenue increases proportionally higher than expense increases.

      Cash provided by operations is after payments for programming rights, which amounted to $2,208,000 and $2,303,000, respectively, for the 1996 Three Months and the 1995 Three Months. The Company has program payment commitments (including contracts not yet recordable as assets) of $51,054,000, which are payable in installments of $9,509,000 in 1996, $11,812,000 in 1997,
$10,772,000 in 1998, $8,827,000 in 1999, $5,502,000 in 2000 and $4,632,000
thereafter.

      The Company's primary capital requirements have been for capital expenditures and acquisitions. Capital expenditures totaled $280,000 for the 1996 Three Months compared to $507,000 for the 1995 Three Months. The larger expenditures in 1995 includes the construction of a news facility at WXLV.

      As of March 31, 1996, the Company had outstanding a $220,000,000 senior debt facility (the "Senior Credit Agreement"), with a $30,000,000 revolving credit facility (the "Revolving Credit Facility"), of which $15,000,000 was outstanding, and a $75,000,000 acquisition credit facility (the "Acquisition Credit Facility") (collectively, the "Senior Credit Facility"), with no borrowings outstanding at March 31, 1996. The interest rate on all borrowings under the Senior Credit Agreement vary depending upon either LIBOR or Prime rates, as selected by the Company, with a margin ranging between 0.0% and 1.5% for Prime borrowings and 1.25% and 2.75% for LIBOR borrowings added based upon the Company's leverage ratio for the past quarter. The Company has entered into various interest rate protection agreements based upon LIBOR rates and a notional amount equal to the full value of the senior debt facility to protect against significant fluctuations in interest rates through 2000. The Company also has outstanding $125,000,000 of 10-1/4% senior subordinated notes due December 2005.

      The Company believes that it will be able to meet its required principal payments in the future through funds generated from its operations. If the funds generated from the Company's operations are insufficient to meet its required principal payments, the Company will explore other financing alternatives.

      The indenture to the senior subordinated notes and the Senior Credit Facility of the Company contain covenants which, among other restrictions, require the maintenance of certain financial ratios (including cash flow ratios), restrict asset purchases and the encumbrances of existing assets, require lender approval for proposed acquisitions, and limit the incurrence of additional indebtedness and the payment of dividends.

      Based upon current operations, the Company anticipates the cash flow from operations combined with the cash on hand will be adequate to meet its requirements for current and foreseeable levels of operation. There can, however, be no assurance that future developments or economic trends will not adversely affect the Company's operations.

            SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 10-Q

(a)   Exhibits

      The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number     Exhibit

4.3 Supplemental Indenture dated as of January 5, 1996 between Sullivan Broadcasting Company, Inc. (as successor to A-3) and State Street Bank and Trust Company, as trustee (the "Trustee") relating to the Notes *

4.4 Bank Credit Agreement among A-3, Holdings, NationsBank of Texas, N.A., Bankers Trust Company and certain other lenders *

4.5        Restated Certificate of Incorporation of Holdings *

10.1 Time Brokerage Agreement, dated as of February 7, 1996 by and among Mohawk Valley Broadcasting, Inc. and Sullivan Broadcasting of Utica, Inc.

10.2 Time Brokerage Agreement date as of February 22, 1996 by and between Central Tennessee Broadcasting Corporation and Sullivan Broadcasting of Nashville, Inc.

10.3 Asset Purchase Agreement, dated as of February 28, 1996 by and between Sullivan Broadcasting Company, Inc., and Channel 47 Limited Partnership

10.4 Executive Employment Agreement, dated as of April 8, 1996 between Richard Montgomery and Sullivan Broadcasting Company, Inc.

10.5 Station Affiliation Agreement, dated May 17, 1990 between Fox Broadcasting Company and Mohawk Valley Broadcasting

10.6 Station Affiliation Agreement, dated March 23, 1995 between United Paramount Television Network Partnership and Acme TV Corp.

10.7 Supplemental Indenture dated as of February 7, 1996 between Sullivan Broadcasting Company, Inc.(as successor to A-3) and State Street Bank and Trust Company as trustee (the "Trustee") relating to the Notes

10.8 Amended and Restated Option Agreement, dated as of February 22, 1996 by and among M.T. Communications, Inc., Central Tennessee Broadcasting Corporation, Michael Thompson, and Sullivan Broadcasting Company, Inc.

* Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-98436

(b)        Reports on Form 8-K

      Date of Event                     Event Reported
      -------------                     --------------

     January 4, 1996         Acquisition of all of the outstanding
                             stock of Act III and subsequent merger

                                  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SULLIVAN BROADCASTING COMPANY, INC.
                                       (Registrant)

May 14, 1996                           By:   /S/ Patrick Bratton
                                             Patrick Bratton
                                             Vice President - Finance
                                             (Principal Financial and
                                             Chief Accounting Officer)