Form 10-Q/A
period 1996-03-31
SULLIVAN BROADCASTING CO INC
filed 1996-08-14
CIK 914029

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q/A

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

                         CONSOLIDATED BALANCE SHEETS

                           (dollars in thousands)

                                                            The Company
                                   Predecessor	    -----------------------------
                                   December 31,     December 31,      March 31,
                                      1995             1995              1996
- ---------------------------------------------------------------------------------
                                                                      (unaudited)

ASSETS
Current assets:
Cash and cash equivalents            $  3,584         $     --        $ 20,184
Restricted cash                            --          126,916              --
Due from related party                     --              390              --
Accounts receivable, net of
 allowance for doubtful
 accounts of $983 and
 $1,159                                28,943               --          21,388
Current portion of
 programming rights                     8,943               --          18,199
Current deferred tax asset                 --               --           7,986
Prepaid expenses and other
 current assets                           213               --             910
- ------------------------------------------------------------------------------

      Total current assets             41,683          127,306          68,667

Property and equipment, net            20,399               --          43,940

Programming rights, net of
 current portion                       10,852               --          18,113

Deferred loan costs, net of
 accumulated amortization of
 $2,219, $21 and $502                   3,769            7,439          12,075

Deferred tax asset                      7,326              236              --

Other assets and intangible
 assets, net                           50,797               --         570,199
- ------------------------------------------------------------------------------

      Total assets                   $134,826         $134,981        $712,994
==============================================================================

LIABILITIES AND SHAREHOLDERS'
 EQUITY (DEFICIT)
Current liabilities:
  Current portion of program-
   ming contracts payable            $ 12,788         $     --        $ 16,973
  Current portion of senior
   debt                                24,078               --           5,500
  Current income taxes
   payable                              1,961                4           1,795
  Interest payable                        515              356           8,451
  Due to related parties                   --            2,184           7,998
  Accounts payable                      1,482               --           1,598
  Accrued expenses                      4,239            3,289           4,233
- ------------------------------------------------------------------------------

      Total current liabilities        45,063            5,833          46,548

Senior debt, net of current
 portion                               38,898               --         214,500
Borrowings under revolving
 line of credit                            --               --          15,000
Subordinated debt                     100,000          125,000         125,185
Programming contracts
 payable, net of current
 portion                               12,542               --          16,077
Deferred tax liability                     --               --          96,502
Other liabilities                         450               --              --
- ------------------------------------------------------------------------------

      Total liabilities               196,953          130,833         513,812
- ------------------------------------------------------------------------------

Preferred stock (Predecessor)          26,386               --              --
- ------------------------------------------------------------------------------

Commitments and contingencies
Shareholders' equity (deficit):
  Common stock
   (Predecessor)                           16               --              --
  Common stock, $.01 par
   value; 800,000 shares
   authorized; 520,105
   shares issued and
   outstanding                             --                5               5
Additional paid-in capital              3,767            5,196         206,797
Accumulated deficit                   (92,296)          (1,053)         (7,620)
- ------------------------------------------------------------------------------

      Total shareholders'
       equity (deficit)               (88,513)           4,148         199,182
- ------------------------------------------------------------------------------

      Total liabilities and
       shareholders' equity
       (deficit)                     $134,826         $134,981        $712,994
==============================================================================

      The accompanying Notes to Consolidated Financial Statements are an
                 integral part of these financial statements.

             SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Unaudited - dollars in thousands)

                                        Three Months Ended March 31,
                                          Predecessor     Company
                                             1995          1996
- --------------------------------------------------------------------

Revenues (excluding barter)                $22,245        $26,042
  Less - commissions                        (3,845)        (4,329)
- -----------------------------------------------------------------

Net revenues (excluding barter)             18,400         21,713
Barter revenues                              1,670          2,546
- -----------------------------------------------------------------

Total net revenues                          20,070         24,259
- -----------------------------------------------------------------

Expenses

  Operating expenses                         4,135          6,184
  Selling, general and administrative        5,486          5,544
  Amortization of programming rights         2,871          3,010
  Depreciation and amortization              3,086         11,588
- -----------------------------------------------------------------

                                            15,578         26,326
- -----------------------------------------------------------------

  Operating income (loss)                    4,492         (2,067)

Interest expense, including
 amortization of debt discount
 and deferred loan costs                     4,626          8,130
Other expenses                                  15             12
- -----------------------------------------------------------------

  Loss before benefit
   for income taxes                           (149)       (10,209)

Benefit for income taxes                        15          3,642
- -----------------------------------------------------------------


      Net loss                            $   (134)      $ (6,567)
=================================================================

      The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

            SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (Unaudited-dollars in thousands)

                                              Class B-2        Additional                     Total
                                             Common stock       paid-in     Accumulated    shareholders'
                                           Shares     Amount    capital       deficit         equity
- --------------------------------------------------------------------------------------------------------

Balance at December 31, 1995 (Company)     520,105      $5      $  5,196      $(1,053)       $  4,148

Additional investment by shareholder             -       -       201,601            -         201,601

Net loss (Unaudited)                             -       -             -       (6,567)         (6,567)
- -----------------------------------------------------------------------------------------------------

Balance at March 31, 1996                  520,105      $5      $206,797      $(7,620)       $199,182
=====================================================================================================

      The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements.

            SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited-dollars in thousands)

                                                  Three Months Ended March 31,
                                                    Predecessor      Company
                                                        1995           1996
- ------------------------------------------------------------------------------

Cash flows from operating activities:
  Net Income (loss)                                   $   (134)     $  (6,567)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
    Deferred income taxes                                    -         (3,642)
    Depreciation of property, plant
     and equipment                                         757          1,780
    Amortization of intangible assets                    2,329          9,306
    Amortization of programming rights                   2,871          3,010
    Payments for programming rights                     (2,303)        (2,208)
    Amortization of debt discount and
     deferred loan costs                                   222            502
    Loss on disposal of fixed assets                         4              -
    Changes in assets and liabilities:
      Decrease in accounts receivable                    8,526          7,555
      Increase in prepaid expenses
       and other assets                                    (20)          (697)
      Increase in due to related parties                     -          6,204
      Decrease in income taxes payable                    (104)          (962)
      Increase in interest payable                           -          8,095
      Increase (decrease) in accounts payable
       and other accrued liabilities                     2,168         (3,179)
- -----------------------------------------------------------------------------

Net cash provided by operating activities               14,316         19,197
- -----------------------------------------------------------------------------

Cash flows from investing activities:
  Decrease in restricted cash                                -        126,916
  Acquisition of Act III Broadcasting, Inc.,
   net of cash acquired                                      -       (549,259)
  Payment for purchase options                               -         (2,800)
  Acquisition of WFXV assets                                 -           (400)
  Capital expenditures                                    (507)          (280)
- -----------------------------------------------------------------------------

Net cash used for investing activities                    (507)      (425,823)
- -----------------------------------------------------------------------------

Cash flows from financing activities:
  Payment of principal amounts                         (14,000)             -
  Proceeds from term debt                                    -        220,000
  Proceeds from revolver borrowings                          -         15,000
  Proceeds from stockholder contribution                     -        201,601
  Advance buydown of programming rights                      -         (4,396)
  Payment of debt issuance costs                             -         (5,395)
- -----------------------------------------------------------------------------

Net cash (used) provided by financing activities       (14,000)       426,810

Net (decrease) increase in cash and cash equivalents      (191)        20,184
Cash and cash equivalents, beginning of period           3,295              -
- -----------------------------------------------------------------------------
Cash and cash equivalents, end of period              $  3,104      $  20,184
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

2. PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                     December 31,         March 31,
                                         1995               1996
   -----------------------------------------------------------------

   Land                              $  1,771,000       $  1,366,000
   Broadcasting equipment              32,335,000         34,803,000
   Buildings and improvements           8,006,000          5,637,000
   Furniture and other equipment        4,144,000          2,556,000
   Construction in progress             1,457,000          1,341,000
   -----------------------------------------------------------------
                                       47,713,000         45,703,000
   Less: Accumulated depreciation
    and amortization                  (27,314,000)        (1,763,000)
- --------------------------------------------------------------------
                                     $ 20,399,000       $ 43,940,000
====================================================================

3. INTANGIBLE ASSETS

      Intangible assets consisted of the following:

                                Amortization      December 31,      March 31,
                                   Period             1995            1996
   ---------------------------------------------------------------------------

   Goodwill                      40 Years         $ 25,919,000   $ 190,451,000
   Affiliation agreements        10 Years           18,260,000      90,681,000
   Non-competition agreements    5 - 10 Years       20,875,000              --
   Canadian cable rights         10 Years           22,826,000      59,000,000
   Commercial advertising
    contracts                    15 years                   --     131,131,000
   FCC licenses                  15 years                   --      75,057,000
   Other intangible assets       5 - 15 Years       21,931,000      33,185,000
   ---------------------------------------------------------------------------
                                                   109,811,000     579,505,000

   Less: Accumulated amortization                  (59,157,000)     (9,306,000)
   ---------------------------------------------------------------------------
                                                  $ 50,654,000    $570,199,000
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

10. UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL DATA

      The following unaudited pro forma consolidated financial data are based upon the historical results of operations of Act III for the quarter ended March 31, 1995 adjusted to give effect to the Acquisition as if it had occurred on January 1, 1995:


      Net revenue                                            $20,309
      Net loss                                                 7,537

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

                                       Three Months Ended
                                            March 31,
                                     Predecessor    Company
                                         1995         1996     Percentage
                                          (in thousands)         Change
- -------------------------------------------------------------------------

Net revenues (excluding barter)        $18,400      $21,713        18.0%
Barter revenues                          1,670        2,546        52.5
Total net revenues                      20,070       24,259        20.9
Operating expenses                       4,135        6,184        49.6
Selling, general
 and administrative expenses             5,486        5,544         1.1
Depreciation and amortization            5,957       14,598       145.1
Operating income (loss)                  4,492       (2,067)     (146.0)
Interest expense                         4,626        8,130        75.7
Net loss                                  (134)      (6,567)   (4,800.7)
Payments for programming rights          2,303        2,208        (4.1)
Broadcast Cash Flow                      9,060       11,026        21.7

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

      Net loss increased to a loss of $6,567,000 in the 1996 Three Months from a loss of $134,000 in the 1995 Three Months, an increase in the loss of $6,433,000, due to the reasons discussed above.

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

            SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 10-Q

(a)   Exhibits

      Previously filed in the original Form 10-Q on May 17, 1996.


(b)   Reports on Form 8-K

      Previously filed in the original Form 10-Q on May 17, 1996.



                                  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SULLIVAN BROADCASTING COMPANY, INC.
                                       (Registrant)

August 13, 1996                        By:   /S/ Patrick Bratton
                                             Patrick Bratton
                                             Vice President - Finance
                                             (Principal Financial and
                                             Chief Accounting Officer)