Form 10-Q
period 1996-06-30
SULLIVAN BROADCASTING CO INC
filed 1996-08-14
CIK 914029

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      June 30, 1996
                                        ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  _______________   to   _______________


                         Commission file number 33-98436


                       SULLIVAN BROADCASTING COMPANY, INC.
     ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                58-1719496
  -----------------------------------        ----------------------------
    (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)               Identification No.)


     18 Newbury Street, Boston, MA                      02116
- ----------------------------------------            --------------
(Address of principal executive offices)              (Zip code)


Registrant's telephone number, including area code      (617) 369-7755
                                                       ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  [X].   No  [ ].

As of June 30, 1996, the Company had 520,105 shares of Common Stock outstanding. The Company's Common Stock is not publicly traded and does not have a quantifiable market value.


                             Page 1 of 21 pages

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (SEE NOTE 1)

              SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)


                                                                               The Company
                                                 Predecessor        -----------------------------------
                                              December 31, 1995     December 31, 1995     June 30, 1996
                                              -----------------     -----------------     -------------
                                                                                           (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                         $  3,584              $     --            $  6,589
Restricted cash                                         --               126,916                  --
Due from related party                                  --                   390                  --
Accounts receivable, net of allowance for
 doubtful accounts of $983 and $1,297               28,943                    --              24,273
Current portion of  programming rights               8,943                    --              18,664
Current deferred tax asset                              --                    --               7,986
Prepaid expenses and other current assets              213                    --               1,265
                                                  --------------------------------------------------

      Total current assets                          41,683               127,306              58,777

Property and equipment, net                         20,399                   --               43,348

Programming rights, net of current portion          10,852                   --               13,280

Deferred loan costs, net of accumulated
 amortization of $2,219, $21 and $819                3,769                7,439               11,956

Deferred tax asset                                   7,326                  236                   --

Other assets and intangible assets, net             50,797                   --              578,943
                                                  --------------------------------------------------

  Total assets                                    $134,826             $134,981             $706,304
                                                  ==================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

              SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (cont.)
                (dollars in thousands, except per share amounts)


                                                                               The Company
                                                 Predecessor        -----------------------------------
                                              December 31, 1995     December 31, 1995     June 30, 1996
                                              -----------------     -----------------     -------------
                                                                                           (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT)
Current liabilities:
Current portion of programming contracts
 payable                                          $ 12,788             $     --             $ 12,863
Current portion of senior debt                      24,078                   --               12,001
Current income taxes payable                         1,961                    4                1,795
Interest payable                                       515                  356                3,525
Due to related parties                                  --                2,184                7,724
Accounts payable                                     1,482                   --                1,904
Accrued expenses                                     4,239                3,289                3,506
                                                  --------------------------------------------------
      Total current liabilities                     45,063                5,833               43,318

Senior debt, net of current portion                 38,898                   --              207,999
Borrowings under revolving line of credit               --                   --               22,000
Subordinated debt                                  100,000              125,000              125,185
Programming contracts payable, net of
 current portion                                    12,542                   --               16,224
Deferred tax liability                                  --                   --               94,653
Other liabilities                                      450                   --                  189
                                                  --------------------------------------------------

      Total liabilities                            196,953              130,833              509,568
                                                  --------------------------------------------------

Preferred stock (Predecessor)                       26,386                   --                   --
                                                  --------------------------------------------------


Commitments and contingencies Shareholders'
 equity (deficit):
  Common stock (Predecessor)                            16                   --            --
  Common stock, $.01 par value; 800,000
   shares authorized; 520,105 shares
   issued and outstanding                               --                    5             5
Additional paid-in capital                           3,767                5,196       206,797
Accumulated deficit                                (92,296)              (1,053)      (10,066)
                                                  -------------------------------------------

      Total shareholders' equity (deficit)         (88,513)               4,148       196,736
                                                  -------------------------------------------

      Total liabilities and shareholders'
       equity (deficit)                           $134,826             $134,981      $706,304
                                                  ===========================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - dollars in thousands)


                                        Three Months Ended June 30,    Six Months Ended June 30,
                                        Predecessor      Company       Predecessor    Company
                                           1995            1996           1995          1996
                                        -----------      --------      -----------    --------

Revenues (excluding barter)              $ 27,085        $ 31,828       $ 49,329      $ 57,870
  Less - commissions                       (4,862)         (5,330)        (8,706)       (9,659)
                                         -----------------------------------------------------

Net revenues (excluding barter)            22,223          26,498         40,623        48,211
Barter revenues                             1,840           4,487          3,510         7,033
                                         -----------------------------------------------------

Total net revenues                         24,063          30,985         44,133        55,244

Expenses

  Operating expenses                        2,478           4,134          5,026         7,899
  Selling, general and administrative       5,284           5,582         10,770        11,126
  Amortization of programming rights        3,965           6,587          8,423        12,016
  Depreciation and amortization             3,051          10,483          6,137        22,071
                                         -----------------------------------------------------

                                           14,778          26,786         30,356        53,112
                                         -----------------------------------------------------

  Operating income (loss)                   9,285           4,199         13,777         2,132

Interest expense, including
 amortization of debt discount
 and deferred loan costs                    4,344           8,453          8,970        16,583
Other expenses (income)                        13             (12)            28             0
                                         -----------------------------------------------------

  Income (loss) before income taxes         4,928          (4,242)         4,779       (14,451)

Income tax (expense) benefit                 (469)          1,796           (454)        5,438
                                         -----------------------------------------------------

   Net income (loss)                     $  4,459        $ (2,446)      $  4,325      $ (9,013)
                                         =====================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited-dollars in thousands)


                                               Class B-2
                                             Common stock       Additional                      Total
                                           -----------------     paid-in      Accumulated    shareholders'
                                           Shares     Amount     capital        deficit         equity
                                           -------    ------    ----------    -----------    ------------

Balance at December 31, 1995 (Company)     520,105     $ 5       $  5,196     $  (1,053)      $   4,148

Additional investment by shareholder            --      --        201,601            --         201,601

Net loss (Unaudited)                            --      --             --        (9,013)         (9,013)

Balance at June 30, 1996                   520,105     $ 5       $206,797     $ (10,066)      $ 196,736


The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited-dollars in thousands)

                                                      Six Months Ended June 30,
                                                      Predecessor     Company
                                                         1995           1996
                                                      -----------    ----------

Cash flows from operating activities:
  Net Income (loss)                                     $ 4,325      $   (9,013)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Deferred income taxes                                    --          (5,302)
    Depreciation of property, plant and equipment         1,485           3,621
    Amortization of intangible assets                     4,652          18,450
    Amortization of programming rights (excluding
     barter)                                              5,088           5,476
    Payments for programming rights                      (4,661)         (4,269)
    Amortization of deferred loan costs                     445             798
    Loss on disposal of fixed assets                         11              --
    Changes in assets and liabilities:
      Decrease in accounts receivable                     6,232           4,670
      Increase in prepaid expenses and other assets         (44)         (1,052)
      Increase in intangible assets                      (7,174)             --
      Increase in due to related parties                     --           5,930
      Increase (decrease) in income taxes payable            89            (962)
      Increase in interest payable                           --           3,169
      Decrease in accounts payable and other
       accrued liabilities                               (1,482)         (3,600)
                                                        -----------------------

Net cash provided by operating activities                 8,966          17,916
                                                        -----------------------

Cash flows from investing activities:
  Decrease in restricted cash                                --         126,916
  Increase in other assets                                   --         (17,252)
  Acquisition of Act III Broadcasting, Inc.,
   net of cash acquired                                      --        (550,045)
  Payment for purchase options                               --          (2,800)
  Acquisition of WFXV assets                                 --            (650)
  Capital expenditures                                   (2,165)         (1,129)
                                                        -----------------------

Net cash used for investing activities                   (2,165)       (444,960)
                                                        -----------------------

Cash flows from financing activities:
  Payment of principal amounts                           (7,235)             --
  Proceeds from term debt                                    --         220,000
  Proceeds from revolver borrowings                          --          22,000
  Proceeds from stockholder contribution                     --         201,601
  Advance buydown of programming rights                      --          (4,396)
  Payment of debt issuance costs                             --          (5,572)
                                                        -----------------------

Net cash (used) provided by financing activities         (7,235)        433,633

Net (decrease) increase in cash and cash equivalents       (434)          6,589
Cash and cash equivalents, beginning of period            3,295              --
                                                        -----------------------
Cash and cash equivalents, end of period                $ 2,861      $    6,589
                                                        =======================


For supplemental disclosures of cash flow information see Note 5 to Consolidated Financial Statements.


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION


On January 4, 1996, all of the outstanding capital stock of Act III Broadcasting, Inc. ("Act III" or the "Predecessor") was purchased by and Act III was merged with and into A-3 Acquisition, Inc. ("A-3"), with Act III surviving such merger (the "Acquisition"). Act III then changed its name to Sullivan Broadcasting Company, Inc. (together with its subsidiaries, the "Company"). The Acquisition was accounted for by the purchase method of accounting. The results of operations of Act III for the period from January 1, 1996 through January 4, 1996 have been included in the results of operations of the Company for the six months ended June 30, 1996 due to the immateriality of such results in relation to the Company's financial statements taken as a whole. Such results are as follows:

           Net revenues                                  $ 832,000
           Operating expenses                              178,000
           Selling, general & administrative expenses      219,000
           Operating income                                435,000

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate and that the information presented is not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in A-3's latest annual report on Form 10-K for the year ended December 31, 1995 and the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996. The information furnished reflects all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary to make a fair statement of the results for the interim period. Certain amounts recorded in connection with accounting for the Acquisition are subject to adjustment based upon the final valuation of certain assets and liabilities acquired. Such adjustments are not expected to be material to the consolidated financial statements. The results for these interim periods are not necessarily indicative of results to be expected for the full fiscal year, due to seasonal factors, among others.

For comparative purposes, the December 31, 1995 balance sheet of both Act III and A-3 have been included. In addition, the results of operations and of cash flows for the six months ended June 30, 1995 for Act III have also been presented. A-3 was not incorporated until June 1995 and did not have any operations for a comparable six month period ended June 30, 1995.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

2.  PROPERTY AND EQUIPMENT


Property and equipment consisted of the following:

                                                          December 31,       June 30,
                                                              1995             1996
                                                          ------------     ------------

    Land                                                  $  1,771,000     $  1,366,000
    Broadcasting equipment                                  32,335,000       35,231,000
    Buildings and improvements                               8,006,000        5,734,000
    Furniture and other equipment                            4,144,000        2,605,000
    Construction in progress                                 1,457,000        2,036,000
                                                          -----------------------------
                                                            47,713,000       46,972,000

    Less:  Accumulated depreciation and amortization       (27,314,000)      (3,624,000)
                                                          -----------------------------
                                                          $ 20,399,000     $ 43,348,000
                                                          =============================

3.  INTANGIBLE ASSETS

         Intangible assets consisted of the following:

                                         Amortization      December 31,        June 30,
                                            Period             1995              1996
                                         ------------      ------------      ------------

    Goodwill                                 40 Years      $ 25,919,000      $192,093,000
    Affiliation agreements                   10 Years        18,260,000        91,174,000
    Non-competition agreements           5 - 10 Years        20,875,000                --
    Canadian cable rights                    10 Years        22,826,000        59,000,000
    Commercial advertising contracts         15 years                --       131,844,000
    FCC licenses                             15 years                --        75,465,000
    Other intangible assets              5 - 15 Years        21,931,000        30,565,000
                                                           ------------------------------
                                                            109,811,000       580,141,000

    Less:  Accumulated amortization                         (59,157,000)      (18,450,000)
                                                           ------------------------------
                                                           $ 50,654,000      $561,691,000
                                                           ==============================

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

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

The term loan is payable in varying quarterly installments beginning December 31, 1996 through 2003. The future repayments of the term loan are as follows:

                  1996                 $   5,500,000
                  1997                    13,002,000
                  1998                    21,010,000
                  1999                    33,000,000
                  2000                    44,000,000
                  Thereafter             103,488,000

In addition, certain mandatory prepayments of the term loan are required if the Company achieves certain financial results at the end of the fiscal year. No such mandatory prepayments are payable at June 30, 1996.

In January 1996, the Company entered into various interest rate protection agreements based upon LIBOR rates and a notional value equal to the anticipated outstanding term debt levels through the year 2000.

In connection with the term loan and the revolving credit facility, the Company also has a $75,000,000 line of credit available for future acquisitions (collectively, the "Senior Credit Facility"). At June 30, 1996, there were no borrowings outstanding on the acquisition line of credit.

The Senior Credit Facility requires the Company to comply with certain covenants. At June 30, 1996, the Company was in compliance with all covenants.


5.  INCOME TAXES

The provisions for taxes for the interim periods were based on projections of total year pre-tax income.

As discussed in Note 1, the Acquisition was accounted for by the purchase method of accounting which requires that all assets acquired and liabilities assumed be recorded at their fair value. For tax purposes, the assets acquired and liabilities assumed retain their historical basis resulting in a basis differential. The resulting basis differential and acquired net operating loss carryforwards together with changes in deferred tax assets and liabilities for the period and net operating losses generated during the period give rise to the net deferred tax asset and liability recorded at June 30, 1996.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

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


6.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The Company paid interest of $8,486,000 and $12,520,000 during the periods ended June 30, 1995 and June 30, 1996, respectively.

During the periods ended June 30, 1995 and June 30, 1996, programming rights increased $1,559,000 and $2,080,000 respectively, due to the assumption of programming liabilities.

During the periods ended June 30, 1995 and June 30, 1996, the Company paid approximately $385,000 and $962,000 respectively, for state and local income taxes.


7.  COMMITMENTS AND CONTINGENCIES

The Company has executed contracts for programming rights totaling approximately $21,905,000 and $14,401,000 at December 31, 1995 and June 30, 1996,
respectively, for which the broadcast period has not begun. Accordingly, the asset and related liability are not recorded at such dates.

The Company has operating lease agreements for land, office space, office equipment and other property which expire on various dates through 2005. Rental expense was $335,000 and $96,000 for the periods ending June 30, 1995 and June 30, 1996, respectively.

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

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

9. SIGNIFICANT EVENTS


On February 7, 1996, the Company executed an asset purchase agreement to acquire certain assets of Mohawk Valley Broadcasting, Inc. and Acme T.V. Corporation, the owners/operators of two television stations in Utica, NY. The total purchase price of this acquisition was $400,000. In addition, the Company paid $2,600,000 for the option to purchase the remaining assets of the stations upon FCC approval. The Company concurrently executed a Time Brokerage Agreement to operate the stations pending FCC approval of the acquisition. On June 24, 1996 the acquisition of the remaining assets was consumated subsequent to the receipt of FCC approval and the payment of $250,000.

On February 22, 1996, the Company executed a Time Brokerage Agreement with Central Tennessee Broadcasting Corporation pursuant to which the Company programs WXMT-TV in Nashville, TN. In conjunction with this agreement, the Company also paid $200,000 for an option to purchase certain assets of Central Tennessee Broadcasting Corporation, with an option to buy the station should applicable FCC regulations allow dual ownership in a single market.

On February 28, 1996, the Company executed a definitive purchase agreement to acquire all the assets of Channel 47 Limited Partnership in Madison, WI for a total purchase price of $26,500,000, pending FCC approval. Subsequent to FCC approval, this transaction was consumated on July 1, 1996.


10. UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL DATA

The following unaudited pro forma consolidated financial data are based upon the historical results of operations of Act III for the six month period ended June 30, 1995 adjusted to give effect to the Acquisition as if it had occurred on January 1, 1995:

             Net revenue               $44,616
             Net loss                   11,164


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

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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


Results of Operations


Three Months Ended June 30, 1995 of Act III (the "1995 Three Months") Compared to Three Months Ended June 30, 1996 of the Company (the "1996 Three Months")


Set forth below are selected consolidated financial data for the three months ended June 30, 1995 of Act III and June 30, 1996 of the Company and the percentage changes between the periods.

                                                  Three Months Ended
                                                       June 30,
                                               Predecessor    Company
                                                  1995          1996       Percentage
                                                    (in thousands)           Change
                                               ------------------------    ----------

Net revenues (excluding barter)                 $ 22,223      $ 26,498        19.2 %
Barter revenues                                    1,840         4,487       143.9
Total net revenues                                24,063        30,985        28.8
Operating expenses                                 2,478         4,134        66.8
Selling, general and administrative expenses       5,284         5,582         5.6
Depreciation and amortization                      7,016        17,070       143.3
Operating income                                   9,285         4,199       (54.8)
Interest expense                                   4,344         8,453        94.6
Net income (loss)                                  4,459        (2,446)     (154.9)
Payments for programming rights                    2,358         2,061       (12.6)
Broadcast Cash Flow                               12,962        15,514        19.7

     Net revenues (excluding barter) are net of commissions and primarily include local and national/Canadian spot advertising sales. Net revenues (excluding barter) increased to $26,498,000 in the 1996 Three Months from $22,223,000 in the 1995 Three Months, an increase of $4,275,000 or 19.2%. This increase is due to reduced national sales representative commission rates which commenced concurrent with the Acquisition and increasing advertising spot rates. Advertising revenues for the 1996 Three Months were comprised of 47.6% from local advertising sales and 52.4% from national/ Canadian advertising sales.

     Local revenues include gross revenues before commissions from local or regional advertisers or their representative agencies. Local and regional areas encompass a station's designated market area and its outlying areas. Local revenues increased to $14,961,000 in the 1996 Three Months from $11,373,000 in the 1995 Three Months, an increase of $3,588,000, or 31.5%. The increase was primarily due to increased ratings as well as strong advertising demand.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     National/Canadian revenues include gross revenues before commissions from national and Canadian advertisers or their representative agencies. National advertisers are advertisers outside of a station's local market or region. National/Canadian revenues increased to $16,448,000 in the 1996 Three Months from $15,333,000 in the 1995 Three Months, an increase of $1,115,000, or 7.3%. As with local revenues, national/Canadian revenues increased primarily due to improved ratings and strong advertising demand.

     Barter revenues increased to $4,487,000 in the 1996 Three Months from $1,840,000 in the 1995 Three Months, an increase of $2,647,000, or 143.9%. This increase was primarily due to the increase in the value of barter programming rights related to the purchase accounting and resulting increase in the revenue recognized therefrom.

     Operating expenses include engineering, promotion, production, programming operations and barter expenses. Operating expenses increased to $4,134,000 in the 1996 Three Months from $2,478,000 in the 1995 Three Months, an increase of $1,656,000. The increase is due to the WXLV affiliation switch from Fox
Broadcasting Company to the American Broadcasting Company, Inc. in September 1995, as the Company is now producing local news at WXLV, which increased operating expenses by $426,000 during the 1996 Three Months. Additionally, the increase in employee headcount resulting from the execution of the two Time Brokerage Agreements executed in February 1996 further increased operating expenses as compared to the 1995 Three Months.

     Selling, general and administrative expenses include sales, salaries, commissions, insurance, supplies and general management salaries. Selling, general and administrative expenses increased to $5,582,000 in the 1996 Three Months from $5,284,000 in the 1995 Three Months, an increase of $298,000, or 5.6%. This increase is the result of higher salary costs due to an overall headcount increase, offset somewhat by reduced corporate overhead.

     Depreciation and amortization includes depreciation of property and equipment, amortization of programming rights and amortization of intangibles. Depreciation and amortization increased to $17,070,000 in the 1996 Three Months from $7,016,000 in the 1995 Three Months, an increase of $10,054,000, or 143.3%, due to the increase in value of all fixed assets, programming rights and intangible assets in conjunction with the Acquisition.

     Operating income decreased to $4,199,000 in the 1996 Three Months from $9,285,000 in the 1995 Three Months, a decrease of $5,086,000, due to the reasons discussed above.

     Interest expense includes interest charged on all outstanding debt and the amortization of debt issuance costs over the life of the underlying debt. The $4,109,000 increase for the 1996 Three Months as compared to the 1995 Three Months is the result of interest costs incurred on the debt utilized to fund the Acquisition.

     Net income decreased to a net loss of $2,446,000 in the 1996 Three Months compared to net income of $4,459,000 in the 1995 Three Months, a decrease of $6,905,000, due to the reasons discussed above.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Payments for programming rights decreased to $2,061,000 in the 1996 Three Months from $2,358,000 in the 1995 Three Months, a decrease of $297,000, or 12.6%. This decrease is attributable to a reduction in the amount of programming required to be purchased by the Company due to the buydown of certain excess programming liabilities in conjunction with the Acquisition, increased Fox and United Paramount network programming, and an overall decrease in the cost per program due to the competitive pricing of programming.

     Broadcast Cash Flow increased to $15,514,000 in the 1996 Three Months from $12,962,000 in the 1995 Three Months, an increase of $2,552,000, primarily due to the aforementioned increases in revenue with a smaller proportional increase in operating and selling, general and administrative expenses. The Company believes that Broadcast Cash Flow is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because broadcasting companies traditionally have large amounts of non-cash expense attributable to amortization of programming rights and other intangibles. Broadcast Cash Flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Six Months Ended June 30, 1995 of Act III (the "1995 Six Months") Compared to Six Months Ended June 30, 1996 of the Company (the "1996 Six Months")

     Set forth below are selected consolidated financial data for the six months ended June 30, 1995 of Act III and June 30, 1996 of the Company and the percentage changes between the periods.

                                                  Six Months Ended
                                                       June 30,
                                               Predecessor    Company
                                                  1995          1996       Percentage
                                                   (in thousands)            Change
                                               -----------------------     ----------

Net revenues (excluding barter)                 $ 40,623      $ 48,211        18.7 %
Barter revenues                                    3,510         7,033       100.4
Total net revenues                                44,133        55,244        25.2
Operating expenses                                 5,026         7,899        57.2
Selling, general and administrative expenses      10,770        11,126         3.3
Depreciation and amortization                     14,560        34,087       134.1
Operating income                                  13,777         2,132       (84.5)
Interest expense                                   8,970        16,583        84.9
Net income (loss)                                  4,325        (9,013)     (308.4)
Payments for programming rights                    4,661         4,269        (8.4)
Broadcast Cash Flow                               22,022        26,540        20.5

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Net revenues (excluding barter) are net of commissions and primarily include local and national/Canadian spot advertising sales. Net revenues (excluding barter) increased to $48,211,000 in the 1996 Six Months from $40,623,000 in the 1995 Six Months, an increase of $7,588,000 or 18.7%. This increase is due to reduced national sales representative commission rates which commenced concurrent with the Acquisition and increasing advertising spot rates. Advertising revenues for the 1996 Six Months were comprised of 47.3% from local advertising sales and 52.7% from national/ Canadian advertising sales.

     Local revenues include gross revenues before commissions from local or regional advertisers or their representative agencies. Local and regional areas encompass a station's designated market area and its outlying areas. Local revenues increased to $26,892,000 in the 1996 Six Months from $21,193,000 in the 1995 Six Months, an increase of $5,699,000, or 26.9%. The increase was primarily due to increased ratings as well as strong advertising demand.

     National/Canadian revenues include gross revenues before commissions from national and Canadian advertisers or their representative agencies. National advertisers are advertisers outside of a station's local market or region. National/Canadian revenues increased to $29,981,000 in the 1996 Six Months from $27,106,000 in the 1995 Six Months, an increase of $2,875,000 or 10.6%. As with local revenues, national/Canadian revenues increased primarily due to improved ratings and strong advertising demand.

     Barter revenues increased to $7,033,000 in the 1996 Six Months from $3,510,000 in the 1995 Six Months, an increase of $3,523,000, or 100.4%. This increase was primarily due to the increase in the value of barter programming rights related to the application of purchase accounting and resulting increase in the revenue recognized therefrom.

     Operating expenses include engineering, promotion, production, programming operations and barter expenses. Operating expenses increased to $7,899,000 in the 1996 Six Months from $5,026,000 in the 1995 Six Months, an increase of $2,873,000. The increase is due to the WXLV affiliation switch from Fox
Broadcasting Company to the American Broadcasting Company, Inc. in September 1995, as the Company is now producing local news at WXLV, which increased operating expenses by $902,000 during the 1996 Six Months. Additionally, the increase in employee headcount resulting from the execution of the two Time Brokerage Agreements executed in February 1996 further increased operating expenses as compared to the 1995 Six Months.

     Selling, general and administrative expenses include sales, salaries, commissions, insurance, supplies and general management salaries. Selling, general and administrative expenses increased to $11,126,000 in the 1996 Six Months from $10,770,000 in the 1995 Six Months, an increase of $356,000, or 3.3%. This increase is the result of higher salary costs due to an overall headcount increase, offset somewhat by reduced corporate overhead.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Depreciation and amortization includes depreciation of property and equipment, amortization of programming rights and amortization of intangibles. Depreciation and amortization increased to $34,087,000 in the 1996 Six Months from $14,560,000 in the 1995 Six Months, an increase of $19,527,000, or 134.1%, due to the increase in value of all fixed assets, programming rights and intangible assets in conjunction with the Acquisition.

     Operating income decreased to $2,132,000 in the 1996 Six Months from $13,777,000 in the 1995 Six Months, a decrease of $11,645,000, due to the reasons discussed above.

     Interest expense includes interest charged on all outstanding debt and the amortization of debt issuance costs over the life of the underlying debt. The $7,613,000 increase for the 1996 Six Months as compared to the 1995 Six Months is the result of interest costs incurred on the debt utilized to fund the Acquisition.

     Net income decreased to a net loss of $9,013,000 in the 1996 Six Months compared to net income of $4,325,000 in the 1995 Six Months, a decrease of $13,338,000, due to the reasons discussed above.

     Payments for programming rights decreased to $4,269,000 in the 1996 Six Months from $4,661,000 in the 1995 Six Months, a decrease of $392,000, or 8.4%. This decrease is attributable to a reduction in the amount of programming required to be purchased by the Company due to the buydown of certain excess programming liabilities in conjunction with the Acquisition, increased Fox and United Paramount network programming, and an overall decrease in the cost per program due to the competitive pricing of programming.

     Broadcast Cash Flow increased to $26,540,000 in the 1996 Six Months from $22,022,000 in the 1995 Six Months, an increase of $4,518,000, primarily due to the aforementioned increases in revenue with a smaller proportional increase in operating and selling, general and administrative expenses. The Company believes that Broadcast Cash Flow is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because broadcasting companies traditionally have large amounts of non-cash expense attributable to amortization of programming rights and other intangibles. Broadcast Cash Flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.


Liquidity and Capital Resources

     The Company's primary source of liquidity is cash provided by operations. Cash provided by operations during the 1996 Six Months was $17,916,000 compared to $8,966,000 in the 1995 Six Months. The increase in the Company's cash flow is attributable primarily due to the Company's improved operating results, with revenue increases proportionally higher than expense increases.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Cash provided by operations is after payments for programming rights, which amounted to $4,269,000 and $4,661,000, respectively, for the 1996 Six Months and the 1995 Six Months. The Company has program payment commitments (including contracts not yet recordable as assets) of $46,345,000, which are payable in installments of $7,550,000 in 1996, $11,735,000 in 1997, $10,298,000 in 1998,
$8,502,000 in 1999, $4,949,000 in 2000 and $3,311,000 thereafter.

     The Company's primary capital requirements have been for capital expenditures and acquisitions. Capital expenditures totaled $1,129,000 for the 1996 Six Months compared to $2,165,000 for the 1995 Six Months. The larger expenditures in 1995 includes the construction of a news facility at WXLV.

     As of June 30, 1996, the Company had outstanding a $220,000,000 senior debt facility (the "Senior Credit Agreement"), with a $30,000,000 revolving credit facility (the "Revolving Credit Facility"), of which $22,000,000 was outstanding, and a $75,000,000 acquisition credit facility (the "Acquisition Credit Facility") (collectively, the "Senior Credit Facility"), with no borrowings outstanding at June 30, 1996. The interest rate on all borrowings under the Senior Credit Agreement vary depending upon either LIBOR or Prime rates, as selected by the Company, with a margin ranging between 0.0% and 1.5% for Prime borrowings and 1.25% and 2.75% for LIBOR borrowings added based upon the Company's leverage ratio for the past quarter. The Company has entered into various interest rate protection agreements based upon LIBOR rates and a notional amount equal to the full value of the senior debt facility to protect against significant fluctuations in interest rates through 2000. The Company also has outstanding $125,000,000 of 10-1/4% senior subordinated notes due December 2005.

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

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-Q

(a)      Exhibits

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q.


Exhibit
Number   Exhibit
- -------  -------

10.1     Sixth Supplemental Indenture dated as of June 30, 1996 between Sullivan
         Broadcasting Company, Inc. (as successor to A-3) and State Street Bank and Trust Company as trustee (the "Trustee") relating to the Notes

10.2 First Amendment to Credit Agreement and Limited Waiver and Consent dated as of May 24, 1996 by and among Sullivan Broadcasting Company, Inc. as successor to A-3 Holdings, Nations Bank of Texas, N.A. and certain other lenders.



SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SULLIVAN BROADCASTING COMPANY, INC.
                                      (Registrant)




August 14, 1996                       By:  /s/ PATRICK BRATTON
                                           ----------------------------------
                                           Patrick Bratton
                                           Vice President - Finance
                                           (Principal Financial and Chief
                                           Accounting Officer)