Form 10-Q
period 1996-09-30
SULLIVAN BROADCASTING CO INC
filed 1996-11-15
CIK 914029

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1996
                                       ----------------------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________


                       Commission file number 33-98436

                    SULLIVAN BROADCASTING COMPANY, INC.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              Delaware                               58-1719496
   ---------------------------------      ----------------------------------
    (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)               Identification No.)


    18 Newbury Street, Boston, MA                       02116
------------------------------------                 ----------
(Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code           (617) 369-7755
                                                   ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .   No    .
                                                    ---       ---

As of September 30, 1996, the Company had 520,105 shares of Common Stock outstanding. The Company's Common Stock is not publicly traded and does not have a quantifiable market value.


                             Page 1 of 18 pages

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (SEE NOTE 1)

            SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                           (dollars in thousands)

                                                                    The Company
                                    Predecessor       ---------------------------------------
                                 December 31, 1995    December 31, 1995    September 30, 1996
                                 -----------------    -----------------    ------------------
                                                                               (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents      $  3,584             $     --             $  8,046
  Restricted cash                      --              126,916                   --
  Due from related party               --                  390                   --
  Accounts receivable, net of
   allowance for doubtful
   accounts of $983 and
   $1,472                          28,943                   --               21,537
  Current portion of
   programming rights               8,943                   --               21,829
  Current deferred tax asset           --                   --                8,223
  Prepaid expenses and other
   current assets                     213                   --                1,154
                                 --------             --------             --------
      Total current assets         41,683              127,306               60,789

Property and equipment, net        20,399                   --               45,830

Programming rights, net of
 current portion                   10,852                   --               27,182

Deferred loan costs, net of
 accumulated amortization of
 $2,219, $21 and $1,218             3,769                7,439               11,703

Deferred tax asset                  7,326                  236                   --

Other assets and intangible
 assets, net                       50,797                   --              600,185
                                 --------             --------             --------

      Total assets               $134,826             $134,981             $745,689
                                 ========             ========             ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


            SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (cont.)
              (dollars in thousands, except per share amounts)

                                                                     The Company
                                      Predecessor       ---------------------------------------
                                   December 31, 1995    December 31, 1995    September 30, 1996
                                   -----------------    -----------------    ------------------
                                                                                 (unaudited)
LIABILITIES AND
SHAREHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
  Current portion of program-
   ming contracts payable          $ 12,788             $     --             $ 22,110
  Current portion of senior
   debt                              24,078                   --               15,252
  Current income taxes
   payable                            1,961                    4                1,795
  Interest payable                      515                  356                7,367
  Due to related parties                 --                2,184                7,630
  Accounts payable                    1,482                   --                2,332
  Accrued expenses                    4,239                3,289                2,913
                                   --------             --------             --------

      Total current liabilities      45,063                5,833               59,399

Senior debt, net of current
 portion                             38,898                   --              204,748
Borrowings under revolving
 line of credit                          --                   --               51,500
Subordinated debt                   100,000              125,000              125,185
Programming contracts
 payable, net of current
 portion                             12,542                   --               25,009
Deferred tax liability
 and other liabilities                  450                   --               90,269
                                   --------             --------             --------

      Total liabilities             196,953              130,833              556,110
                                   --------             --------             --------

Preferred stock(Predecessor)         26,386                   --                   --
                                   --------             --------             --------

Commitments and contingencies
Shareholders' equity (deficit):
  Common stock (Predecessor)             16                   --                   --
  Common stock, $.01 par
   value; 800,000 shares
   authorized; 520,105
   shares issued and
   outstanding                           --                    5                    5
Additional paid-in capital            3,767                5,196              206,797
Accumulated deficit                 (92,296)              (1,053)             (17,223)
                                   --------             --------             --------

      Total shareholders'
       equity (deficit)             (88,513)               4,148              189,579
                                   --------             --------             --------

      Total liabilities and
       shareholders' equity
       (deficit)                   $134,826             $134,981             $745,689
                                   ========             ========             ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


            SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Unaudited - dollars in thousands)

                                          Three Months Ended        Nine Months Ended
                                          September 30, 1996          September 30,
                                         Predecessor  Company     Predecessor    Company
                                            1995        1996         1995          1996
                                            ----        ----         ----          ----

Revenues (excluding barter)              $25,457      $ 29,643    $ 74,786       $ 87,513
  Less - commissions                      (4,492)       (4,929)    (13,198)       (14,588)
                                         -------      --------    --------       --------

Net revenues (excluding barter)           20,965        24,714      61,588         72,925
Barter revenues                            1,689         3,765       5,199         10,798
                                         -------      --------    --------       --------

Total net revenues                        22,654        28,479      66,787         83,723
                                         -------      --------    --------       --------

Expenses

  Operating expenses                       2,954         3,875       7,980         11,774
  Selling, general and administrative      5,361         5,266      16,131         16,392
  Amortization of programming rights       3,992         7,004      12,415         19,020
  Depreciation and amortization            2,670        14,266       8,807         36,337
                                         -------      --------    --------       --------

                                          14,977        30,411      45,333         83,523
                                         -------      --------    --------       --------

  Operating income (loss)                  7,677        (1,932)     21,454            200

Interest expense, including
 amortization of deferred
 loan costs                                4,445         9,505      13,415         26,088
Other expenses (income)                      205           100         233            100
                                         -------      --------    --------       --------

  Income (loss) before
   income taxes                            3,027       (11,537)      7,806        (25,988)

Income tax (expense) benefit                (345)        4,380        (799)         9,818
                                         -------      --------    --------       --------

  Net income (loss)                      $ 2,682      $ (7,157)   $  7,007       $(16,170)
                                         =======      ========    ========       ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


            SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (Unaudited-dollars in thousands)

                                             Class B-2         Additional                      Total
                                            Common stock        paid-in      Accumulated    shareholders'
                                          Shares     Amount     capital        deficit         equity
                                          ------     ------    ----------    -----------    -------------

Balance at December 31, 1995 (Company)    520,105    $    5    $  5,196      $ (1,053)      $  4,148

Additional investment by shareholder            -         -     201,601             -        201,601

Net loss (Unaudited)                            -         -           -       (16,170)       (16,170)
                                          -------    ------    --------      --------       --------

Balance at September 30, 1996             520,105    $    5    $206,797      $(17,223)      $189,579
                                          =======    ======    ========      ========       ========

The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements.


            SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited-dollars in thousands)

                                                     Nine Months Ended September 30,
                                                     Predecessor          Company
                                                        1995                1996
                                                     -----------          -------

Cash flows from operating activities:
  Net Income (loss)                                  $  7,007             $ (16,170)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
    Deferred income taxes                                   -                (9,818)
    Depreciation of property, plant
     and equipment                                      2,154                 5,612
    Amortization of intangible assets                   6,654                30,725
    Amortization of programming rights
     (excluding barter)                                 7,438                 8,861
    Payments for programming rights                    (6,731)               (6,583)
    Amortization of deferred loan costs                   666                 1,197
    Loss on disposal of fixed assets                       19                     -
    Changes in assets and liabilities:
      Decrease in accounts receivable                   6,619                 7,442
      Decrease (increase) in prepaid expenses
       and other assets                                    75                (1,118)
      Increase in intangible assets                    (7,419)                    -
      Increase in due to related parties                    -                 5,966
      Increase (decrease) in income taxes payable         134                  (962)
      Increase in interest payable                          -                 7,028
      Increase (decrease) in accounts payable
       and other accrued liabilities                    2,674                (5,010)
                                                     --------             ---------


Net cash provided by operating activities              19,290                27,170
                                                     --------             ---------

Cash flows from investing activities:
  Decrease in restricted cash                               -               126,916
  Acquisition of Act III Broadcasting, Inc.,
   net of cash acquired                                     -              (550,045)
  Payment for purchase options                              -                (2,800)
  Acquisition of WFXV assets                                -                  (650)
  Acquistion of WMSN                                        -               (26,500)
  Acquistion of WUXP                                        -               (26,950)
  Capital expenditures                                 (4,918)               (2,228)
                                                     --------             ---------

Net cash used for investing activities                 (4,918)             (482,257)
                                                     --------             ---------

Cash flows from financing activities:
  Payment of principal amounts                        (13,235)                    -
  Proceeds from term debt                                   -               220,000
  Proceeds from revolver borrowings                         -                51,500
  Proceeds from stockholder contribution                    -               201,601
  Advance buydown of programming rights                     -                (4,396)
  Payment of debt issuance costs                            -                (5,572)
                                                     --------             ---------

Net cash (used) provided by financing activities      (13,235)              463,133

Net increase in cash and cash equivalents               1,137                 8,046
Cash and cash equivalents, beginning of period          3,295                     -
                                                     --------             ---------
Cash and cash equivalents, end of period             $  4,432             $   8,046
                                                     ========             =========


For supplemental disclosures of cash flow information see Note 5 to Consolidated Financial Statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


            SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

On January 4, 1996, all of the outstanding capital stock of Act III Broadcasting, Inc. ("Act III" or the "Predecessor") was purchased by and Act III was merged with and into A-3 Acquisition, Inc. ("A-3"), with Act III surviving such merger (the "Acquisition"). Act III then changed its name to Sullivan Broadcasting Company, Inc. (together with its subsidiaries, the "Company"). The Acquisition was accounted for by the purchase method of accounting. The results of operations of Act III for the period from January 1, 1996 through January 4, 1996 have been included in the results of operations of the Company for the nine months ended September 30, 1996 due to the immateriality of such results in relation to the Company's financial statements taken as a whole. Such results are as follows:


        Net revenues                 $832,000
        Operating expenses            178,000
        Selling, general &
          administrative expenses     219,000
        Operating income              435,000


The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate and that the information presented is not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in A-3's latest annual report on Form 10-K for the year ended December 31, 1995 and the Company's quarterly report on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996. The information furnished reflects all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary to make a fair statement of the results for the interim period. Certain amounts recorded in connection with accounting for the Acquisition are subject to adjustment based upon the final valuation of certain assets and liabilities acquired. Such adjustments are not expected to be material to the consolidated financial statements. The results for these interim periods are not necessarily indicative of results to be expected for the full fiscal year, due to seasonal factors, among others.

For comparative purposes, the December 31, 1995 balance sheet of both Act III and A-3 have been included. In addition, the results of operations and of cash flows for the nine months ended September 30, 1995 for Act III have also been presented. A-3 was not incorporated until June 1995 and did not have any operations for a comparable nine month period ended September 30, 1995.


2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                         December 31,    September 30,
                                            1995             1996
                                         ------------    -------------

      Land                               $  1,771,000    $ 1,366,000
      Broadcasting equipment               32,335,000     38,816,000
      Buildings and improvements            8,006,000      5,750,000
      Furniture and other equipment         4,144,000      2,979,000
      Construction in progress              1,457,000      2,531,000
                                         ------------    -----------
                                           47,713,000     51,442,000
      Less:  Accumulated depreciation
       and amortization                   (27,314,000)    (5,612,000)
                                         ------------    -----------
                                         $ 20,399,000    $45,830,000
                                         ============    ===========

3. INTANGIBLE ASSETS

      Intangible assets consisted of the following:

                                        Amortization     December 31,    September 30,
                                          Period            1995             1996
                                        ------------     ------------    -------------

      Goodwill                          40 Years        $ 25,919,000     $222,122,000
      Affiliation agreements            10 Years          18,260,000       98,447,000
      Non-competition
       agreements                       5 - 10 Years      20,875,000               --
      Canadian cable rights             10 Years          22,826,000       59,000,000
      Commercial advertising
       contracts                        15 years                  --      139,273,000
      FCC licenses                      15 years                  --       81,264,000
      Other intangible assets           5 - 15 Years      21,931,000       30,584,000
                                                        ------------     ------------
                                                         109,811,000      630,690,000

      Less: Accumulated amortization                     (59,157,000)     (30,725,000)
                                                        ------------     ------------
                                                        $ 50,654,000     $599,965,000
                                                        ============     ============


4. LONG TERM DEBT

On January 4, 1996, concurrent with the Acquisition, the Company borrowed $220,000,000 under a term loan and $4,000,000 under a revolving credit facility to finance the Acquisition. Both the term loan and the revolving credit facility bear interest at LIBOR plus an applicable margin determined quarterly based upon the Company's leverage ratio for the preceding quarter.

The revolving credit facility provides for borrowings up to $30,000,000 for working capital purposes, and is due on December 31, 2003 or upon repayment of the term loan. At September 30, 1996, there were $25,000,000 in borrowings outstanding on the revolving line of credit.

The term loan is payable in varying quarterly installments beginning December 31, 1996 through 2003. The future repayments of the term loan are as follows:


        1996          $  5,500,000
        1997            13,002,000
        1998            21,010,000
        1999            33,000,000
        2000            44,000,000
        Thereafter     103,488,000


In addition, certain mandatory prepayments of the term loan are required if the Company achieves certain financial results at the end of the fiscal year. No such mandatory prepayments are payable at September 30, 1996.

In January 1996, the Company entered into various interest rate protection agreements based upon LIBOR rates and a notional value equal to the anticipated outstanding term debt levels through the year 2000.

In connection with the term loan and the revolving credit facility, the Company also has a $75,000,000 line of credit available for future acquisitions (collectively, the "Senior Credit Facility"). At September 30, 1996, there were $26,500,000 in borrowings outstanding on the acquisition line of credit.

The Senior Credit Facility requires the Company to comply with certain covenants. At September 30, 1996, the Company was in compliance with all covenants.

5. INCOME TAXES

The provisions for taxes for the interim periods were based on projections of total year pre-tax income.

As discussed in Note 1, the Acquisition was accounted for by the purchase method of accounting which requires that all assets acquired and liabilities assumed be recorded at their fair value. For tax purposes, the assets acquired and liabilities assumed retain their historical basis resulting in a basis differential. The resulting basis differential and acquired net operating loss carryforwards together with changes in deferred tax assets and liabilities for the period and net operating losses generated during the period give rise to the net deferred tax asset and liability recorded at September 30, 1996.

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

6. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The Company paid interest of $9,075,000 and $17,863,000 during the periods ended September 30, 1995 and September 30, 1996, respectively.

During the periods ended September 30, 1995 and September 30, 1996, programming rights increased $12,820,000 and $11,715,000 respectively, due to the assumption of programming liabilities.

During the periods ended September 30, 1995 and September 30, 1996, the Company paid approximately $685,000 and $1,209,000 respectively, for state and local income taxes.

7. COMMITMENTS AND CONTINGENCIES

The Company has executed contracts for programming rights totaling approximately $21,905,000 and $15,589,000 at December 31, 1995 and September 30, 1996, respectively, for which the broadcast period has not begun. Accordingly, the asset and related liability are not recorded at such dates.

The Company has operating lease agreements for land, office space, office equipment and other property which expire on various dates through 2005. Rental expense was $503,000 and $289,000 for the periods ending September 30, 1995 and September 30, 1996, respectively.

The Company has no postretirement or postemployment benefit plans.

8. RELATED PARTY TRANSACTIONS

The Company reimburses ABRY Partners, Inc. ("ABRY"), an entity related through common ownership, approximately $5,000 per month, representing the Company's allocated share of rent paid by ABRY under its lease and other general expenses including utilities, property insurance and supplies. In addition, the Company has a management agreement with ABRY whereby the Company pays ABRY a management fee of $250,000 annually. Such amounts have been included in "Selling, general and administrative" expenses in the Company's consolidated statements of operations. In addition, certain liabilities assumed in the Acquisition were paid during the first quarter by the Company's parent, Sullivan Broadcast Holdings, Inc.

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

On February 22, 1996, the Company executed a Time Brokerage Agreement with Central Tennessee Broadcasting Corporation pursuant to which the Company programs WXMT-TV in Nashville, TN. In conjunction with this agreement, the Company also paid $200,000 for an option to purchase certain assets of Central Tennessee Broadcasting Corporation, with an option to buy the station should applicable FCC regulations allow dual ownership in a single market. In July 1996, the acquisition of these certain assets was completed for $26,950,000.

On February 28, 1996, the Company executed a definitive purchase agreement to acquire all the assets of Channel 47 Limited Partnership in Madison, WI for a total purchase price of $26,500,000, pending FCC approval. Subsequent to FCC approval, this transaction was consummated on July 1, 1996.

10. UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL DATA

The following unaudited pro forma consolidated financial data are based upon the historical results of operations of Act III for the nine month period ended September 30, 1995 adjusted to give effect to the Acquisition as if it had occurred on January 1, 1995:


      Net revenue              $67,606
      Net loss                  22,805


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
      The Company's revenues are derived principally from local and national advertisers. Additional revenues are derived from commercial production and rental of broadcast towers. Increased ratings and strong advertiser demand have contributed to the Company's successful revenue growth. Also, the Company has developed sales marketing programs, implemented to enhance the image of the Company's television stations (the "Stations"), including local "Kids Expos" and live remote broadcasts, promotional advertising print supplements and joint marketing events with local businesses and radio stations.

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

Results of Operations

Three Months Ended September 30, 1995 of Act III (the "1995 Three Months") Compared to Three Months Ended September 30, 1996 of the Company (the "1996 Three Months")

Set forth below are selected consolidated financial data for the three months ended September 30, 1995 of Act III and September 30, 1996 of the Company and the percentage changes between the periods.

                                     Three Months Ended
                                        September 30,
                                   Predecessor    Company
                                      1995          1996      Percentage
                                      (in thousands)            Change
                                   ----------------------     ----------

Net revenues (excluding barter)    $20,965        $24,714       17.9%
Barter revenues                      1,689          3,765      122.9
Total net revenues                  22,654         28,479       25.7
Operating expenses                   2,954          3,875       31.2
Selling, general
 and administrative expenses         5,361          5,266       (1.8)
Depreciation and amortization        6,662         21,270      219.3
Operating income (loss)              7,677         (1,932)    (125.2)
Interest expense                     4,445          9,505      113.8
Net income (loss)                    2,682         (7,157)    (366.9)
Payments for programming rights      2,070          2,314       11.8
Broadcast Cash Flow                 10,648         13,984       31.3



      Net revenues (excluding barter) are net of commissions and primarily include local and national/Canadian spot advertising sales. Net revenues (excluding barter) increased to $24,714,000 in the 1996 Three Months from $20,965,000 in the 1995 Three Months, an increase of $3,749,000 or 17.9%.
This increase is due to reduced national sales representative commission rates which commenced concurrent with the Acquisition and increasing advertising spot rates. Advertising revenues for the 1996 Three Months were comprised of 48.3% from local advertising sales and 51.7% from national/ Canadian advertising sales.

      Local revenues include gross revenues before commissions from local or regional advertisers or their representative agencies. Local and regional areas encompass a station's designated market area and its outlying areas. Local revenues increased to $14,129,000 in the 1996 Three Months from $10,852,000 in the 1995 Three Months, an increase of $3,277,000, or 30.2%.
The increase was primarily due to increased ratings as well as strong advertising demand.

      National/Canadian revenues include gross revenues before commissions from national and Canadian advertisers or their representative agencies. National advertisers are advertisers outside of a station's local market or region. National/Canadian revenues increased to $15,117,000 in the 1996 Three Months from $14,206,000 in the 1995 Three Months, an increase of $911,000, or 6.4%. As with local revenues, national/Canadian revenues increased primarily due to improved ratings and strong advertising demand.

      Barter revenues increased to $3,765,000 in the 1996 Three Months from 1,689,000 in the 1995 Three Months, an increase of $2,076,000, or 122.9%. This increase was primarily due to the increase in the value of barter programming rights related to the purchase accounting and resulting increase in the revenue recognized therefrom.

      Operating expenses include engineering, promotion, production, programming operations and trade expenses. Operating expenses increased to $3,875,000 in the 1996 Three Months from $2,954,000 in the 1995 Three Months, an increase of $921,000. The increase is due to the WXLV affiliation switch from Fox Broadcasting Company to the American Broadcasting Company, Inc. in September 1995, as the Company is now producing local news at WXLV, which increased operating expenses by $437,000 during the 1996 Three Months. Additionally, due to the acquisitions made during the period and the execution of the Time Brokerage Agreement in February 1996, operating expenses were further increased as compared to the 1995 Three Months.

      Selling, general and administrative expenses include sales, salaries, commissions, insurance, supplies and general management salaries. Selling, general and administrative expenses decreased to $5,266,000 in the 1996 Three Months from $5,361,000 in the 1995 Three Months, a decrease of $95,000, or 1.8%. This decrease is the result of reduced corporate overhead, offset somewhat by higher salary costs due to an overall headcount increase.

      Depreciation and amortization includes depreciation of property and equipment, amortization of programming rights and amortization of intangibles. Depreciation and amortization increased to $21,270,000 in the 1996 Three Months from $6,662,000 in the 1995 Three Months, an increase of $14,608,000, or 219.3%, due to the increase in value of all fixed assets, programming rights and intangible assets in conjunction with the Acquisition, and other acquisitions made during the period.

      Operating income decreased to a loss of $1,932,000 in the 1996 Three Months compared to income of $7,677,000 in the 1995 Three Months, a decrease of $9,609,000, due to the reasons discussed above.

      Interest expense includes interest charged on all outstanding debt and the amortization of debt issuance costs over the life of the underlying debt. The $5,060,000 increase for the 1996 Three Months as compared to the 1995 Three Months is the result of interest costs incurred on the debt utilized to fund the Acquisition and additional borrowings to fund other acquisitions made during the period.

      Net income decreased to a net loss of $7,157,000 in the 1996 Three Months compared to net income of $2,682,000 in the 1995 Three Months, a decrease of $9,839,000, due to the reasons discussed above.

      Payments for programming rights increased to $2,314,000 in the 1996 Three Months from $2,070,000 in the 1995 Three Months, an increase of $244,000, or 11.8%. This increase is attributable to the acquisition of certain stations in 1996, offset somewhat by a reduction in the amount of programming required to be paid by the Company due to the buydown of certain excess programming liabilities in conjunction with the Acquisition, increased Fox and United Paramount network programming, and an overall decrease in the cost per program due to the competitive pricing of programming.

      Broadcast Cash Flow increased to $13,984,000 in the 1996 Three Months from $10,648,000 in the 1995 Three Months, an increase of $3,336,000, primarily due to the aforementioned increases in revenue with a smaller proportional increase in operating, selling, general and administrative expenses in the aggregate. The Company believes that Broadcast Cash Flow is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because broadcasting companies traditionally have large amounts of non-cash expense attributable to amortization of programming rights and other intangibles. Broadcast Cash Flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Nine Months Ended September 30, 1995 of Act III (the "1995 Nine Months") Compared to Nine Months Ended September 30, 1996 of the Company (the "1996 Nine Months")

Set forth below are selected consolidated financial data for the nine months ended September 30, 1995 of Act III and September 30, 1996 of the Company and the percentage changes between the periods.

                                      Nine Months Ended
                                        September 30,
                                   Predecessor    Company
                                      1995          1996       Percentage
                                      (in thousands)             Change
                                   ----------------------      ----------

Net revenues (excluding barter)    $61,588        $ 72,925       18.4%
Barter revenues                      5,199          10,798      107.7
Total net revenues                  66,787          83,723       25.4
Operating expenses                   7,980          11,774       47.5
Selling, general
 and administrative expenses        16,131          16,392        1.6
Depreciation and amortization       21,222          55,357      160.8
Operating income                    21,454             200      (99.1)
Interest expense                    13,415          26,088       94.5
Net income (loss)                    7,007         (16,170)    (330.8)
Payments for programming rights      6,731           6,583       (2.2)
Broadcast Cash Flow                 30,953          40,524       30.9


      Net revenues (excluding barter) are net of commissions and primarily include local and national/Canadian spot advertising sales. Net revenues (excluding barter) increased to $72,925,000 in the 1996 Nine Months from $61,588,000 in the 1995 Nine Months, an increase of $11,337,000 or 18.4%.
This increase is due to reduced national sales representative commission rates which commenced concurrent with the Acquisition and increasing advertising spot rates. Advertising revenues for the 1996 Nine Months were comprised of 47.6% from local advertising sales and 52.4% from national/Canadian advertising sales.

      Local revenues include gross revenues before commissions from local or regional advertisers or their representative agencies. Local and regional areas encompass a station's designated market area and its outlying areas. Local revenues increased to $41,021,000 in the 1996 Nine Months from $32,045,000 in the 1995 Nine Months, an increase of $8,976,000, or 28.0%.
The increase was primarily due to increased ratings as well as strong advertising demand.

      National/Canadian revenues include gross revenues before commissions from national and Canadian advertisers or their representative agencies. National advertisers are advertisers outside of a station's local market or region. National/Canadian revenues increased to $45,098,000 in the 1996 Nine Months from $41,312,000 in the 1995 Nine Months, an increase of $3,786,000 or 9.2%. As with local revenues, national/Canadian revenues increased primarily due to improved ratings and strong advertising demand.

      Barter revenues increased to $10,798,000 in the 1996 Nine Months from $5,199,000 in the 1995 Nine Months, an increase of $5,599,000, or 107.7%.
This increase was primarily due to the increase in the value of barter programming rights related to the application of purchase accounting and resulting increase in the revenue recognized therefrom.

      Operating expenses include engineering, promotion, production, programming operations and barter expenses. Operating expenses increased to $11,774,000 in the 1996 Nine Months from $7,980,000 in the 1995 Nine Months, an increase of $3,794,000. The increase is due to the WXLV affiliation switch from Fox Broadcasting Company to the American Broadcasting Company, Inc. in September 1995, as the Company is now producing local news at WXLV, which increased operating expenses by $1,339,000 during the 1996 Nine Months. Additionally, due to the acquisitions made during the period and the execution of the Time Brokerage Agreement in February 1996, operating expenses were further increased as compared to the 1995 Nine Months.

      Selling, general and administrative expenses include sales, salaries, commissions, insurance, supplies and general management salaries. Selling, general and administrative expenses increased to $16,392,000 in the 1996 Nine Months from $16,131,000 in the 1995 Nine Months, an increase of $261,000, or 1.6%. This increase is the result of higher salary costs due to an overall headcount increase, offset somewhat by reduced corporate overhead.

      Depreciation and amortization includes depreciation of property and equipment, amortization of programming rights and amortization of intangibles. Depreciation and amortization increased to $55,357,000 in the 1996 Nine Months from $21,222,000 in the 1995 Nine Months, an increase of $34,135,000, or 160.8%, due to the increase in value of all fixed assets, programming rights and intangible assets in conjunction with the Acquisition, and other acquisitions made during the period.

      Operating income decreased to $200,000 in the 1996 Nine Months from $21,454,000 in the 1995 Nine Months, a decrease of $21,254,000, due to the reasons discussed above.

      Interest expense includes interest charged on all outstanding debt and the amortization of debt issuance costs over the life of the underlying debt. The $12,673,000 increase for the 1996 Nine Months as compared to the 1995 Nine Months is the result of interest costs incurred on the debt utilized to fund the Acquisition and additional borrowings to fund other acquisitions made during the period.

      Net income decreased to a net loss of $16,170,000 in the 1996 Nine Months compared to net income of $7,007,000 in the 1995 Nine Months, a decrease of $23,177,000, due to the reasons discussed above.

      Payments for programming rights decreased to $6,583,000 in the 1996 Nine Months from $6,731,000 in the 1995 Nine Months, a decrease of $148,000 or 2.2%. This decrease is attributable to a reduction in the amount of programming required to be paid by the Company due to the buydown of certain excess programming liabilities in conjunction with the Acquisition, increased Fox and United Paramount network programming, and an overall decrease in the cost per program due to the competitive pricing of programming.

      Broadcast Cash Flow increased to $40,524,000 in the 1996 Nine Months from $30,953,000 in the 1995 Nine Months, an increase of $9,571,000, primarily due to the aforementioned increases in revenue with a smaller proportional increase in operating, selling, general and administrative expenses in the aggregate. The Company believes that Broadcast Cash Flow is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because broadcasting companies traditionally have large amounts of non-cash expense attributable to amortization of programming rights and other intangibles. Broadcast Cash Flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.


Liquidity and Capital Resources

      The Company's primary source of liquidity is cash provided by operations. Cash provided by operations during the 1996 Nine Months was $27,170,000 compared to $19,290,000 in the 1995 Nine Months. The increase in the Company's cash flow is attributable primarily due to the Company's improved operating results, with revenue increases proportionally higher than cash expense increases.

      Cash provided by operations is after payments for programming rights, which amounted to $6,583,000 and $6,731,000, respectively, for the 1996 Nine Months and the 1995 Nine Months. The Company has program payment commitments (including contracts not yet recordable as assets and excluding barter contracts) of $44,262,000, which are payable in installments of $5,182,000 in 1996, $12,305,000 in 1997, $10,747,000 in 1998, $8,596,000 in
1999, $5,044,000 in 2000 and $2,388,000 thereafter.

      The Company's primary capital requirements have been for capital expenditures and acquisitions. Capital expenditures totaled $2,228,000 for the 1996 Nine Months compared to $4,918,000 for the 1995 Nine Months. The larger expenditures in 1995 includes the construction of a news facility at WXLV.

      As of September 30, 1996, the Company had outstanding a $220,000,000 senior debt facility (the "Senior Credit Agreement"), with a $30,000,000 revolving credit facility (the "Revolving Credit Facility"), of which $25,000,000 was outstanding, and a $75,000,000 acquisition credit facility (the "Acquisition Credit Facility") (collectively, the "Senior Credit Facility"), of which $26,500,000 was outstanding at September 30, 1996. The interest rate on all borrowings under the Senior Credit Agreement vary depending upon either LIBOR or Prime rates, as selected by the Company, with a margin ranging between 0.0% and 1.5% for Prime borrowings and 1.25% and 2.75% for LIBOR borrowings added based upon the Company's leverage ratio for the past quarter. The Company has entered into various interest rate protection agreements based upon LIBOR rates and a notional amount equal to the full value of the senior debt facility to protect against significant fluctuations in interest rates through 2000. The Company also has outstanding $125,000,000 of 10-1/4% senior subordinated notes due December 2005.

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



SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-Q

(a)  Exhibits

        The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number     Exhibit
-------    -------


10.1 Second Amendment to Credit Agreement and Limited Waiver and Consent dated as of July 10, 1996 by and among Sullivan Broadcasting Company, Inc. as successor to A-3 Holdings, Nations Bank of Texas, N.A. nd certain other lenders.




SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SULLIVAN BROADCASTING COMPANY, INC.
                                                 (Registrant)




Novenber 14, 1996                      By: /S/ Patrick Bratton
                                           ---------------------------------
                                               Patrick Bratton
                                               Vice President - Finance
                                               (Principal Financial and
                                               Chief Accounting Officer)