Form 10-K
period 1996-12-31
SULLIVAN BROADCASTING CO INC
filed 1997-03-26
CIK 914029

                              EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K


(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended     December 31, 1996
                          ----------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                               ----------------------    ----------------------


Commission file number       33-98436
                       --------------------------------------------------------

                      SULLIVAN BROADCASTING COMPANY, INC.
            (as successor by merger with Act III Broadcasting, Inc.
                          and A-3 Acquisition, Inc.)
                          --------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                   58-1719496
               --------                                   ----------
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                    Identification No.)

                      18 Newbury Street, Boston, MA  02116
                      ------------------------------------
               (Address of principal executive offices)(Zip code)

Registrant's telephone number, including area code (617) 369-7755
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No    .
                                              ---    ---

   Sullivan Broadcasting Company, Inc. has 10 1/4% senior subordinated notes (which were originally issued under the name A-3 Acquisition, Inc.) and 9 5/8% senior subordinated notes (which were originally issued under the name Act III Broadcasting, Inc.) which have been registered under the Securities and Exchange Act of 1933 (the "Securities Act"). Sullivan Broadcasting Company, Inc. does not have any equity securities registered under the Securities Act. As of March 15, 1997, Sullivan Broadcasting Company, Inc. was a wholly owned subsidiary of Sullivan Broadcast Holdings, Inc. The capital stock of Sullivan Broadcasting Company, Inc. is not publicly traded and does not have a quantifiable market value.

                                 TABLE OF CONTENTS

                                                                   PAGE
PART I

  Item 1.     BUSINESS                                                3
  Item 2.     DESCRIPTION OF PROPERTIES                              21
  Item 3.     LEGAL PROCEEDINGS                                      23
  Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    23


PART II

  Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                   23
  Item 6.     SELECTED FINANCIAL DATA                                24
  Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                   25
  Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            32
  Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                   32

PART III

  Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT     32
  Item 11.    EXECUTIVE COMPENSATION                                 34
  Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                        39
  Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         41

PART IV

  Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K                                   41


SIGNATURES                                                           44

ITEM 1.  BUSINESS

OVERVIEW

          All of the outstanding capital stock of Act III Broadcasting, Inc., a Delaware corporation ("Act III"), was acquired by A-3 Acquisition, Inc., a Delaware corporation ("A-3"), on January 4, 1996 (the "Acquisition"). As described further below, Sullivan Broadcasting Company, Inc. is the successor by merger to A-3 and Act III.

          Sullivan Broadcast Holdings, Inc., a Delaware corporation, formerly known as A-3 Holdings, Inc. ("Holdings"), and its wholly-owned subsidiary, A-3, were formed by ABRY Broadcast Partners II, L.P. ("ABRY") to acquire all of the outstanding stock of Act III pursuant to a stock purchase agreement dated as of June 19, 1995 (as amended, the "Stock Purchase Agreement") by and among A-3, Act III, Act III Communications, Inc. and certain other stockholders of Act III. Upon the consummation of such Acquisition, A-3 merged (the "Merger") with Act III, with Act III surviving such Merger (the "Surviving Company"). In the Merger, the name of the Surviving Company was changed from Act III Broadcasting, Inc. to Sullivan Broadcasting Company, Inc. ("SBC"). Holdings currently owns 100% of the outstanding capital stock of SBC.

          For purposes of this Form 10-K, reference to the "Company" refers both to Act III for the period prior to the Acquisition date (i.e., January 4, 1996) and to SBC (as successor to both A-3 and Act III) for the period subsequent to the Acquisition date.


THE COMPANY
-----------

          The Company owns, operates and/or programs nine television stations affiliated with the Fox Broadcasting Co. ("Fox") (collectively, the "Fox Stations"), one television station affiliated with the American Broadcasting Companies, Inc. ("ABC") (the "ABC Station"), one low power television station affiliated with the United Paramount Network ("UPN") (collectively, "the Owned Stations") and two independent television stations that the Company programs under Local Marketing Agreements ("LMA"), also referred to as the Time Brokerage Agreements, (collectively, the "Stations"). With its nine owned Fox affiliates, the Company is one of the largest owners of Fox-affiliated stations in the United States. During 1996, five of the nine Fox affiliated stations also received programming from UPN under secondary affiliation agreements, while the one owned independent station and the two stations programmed pursuant to LMAs became primary UPN affiliates. In addition, the Company operates the only U.S. television station to broadcast Fox programming into the Toronto, Ontario market
(WUTV). The following are the Stations and their respective markets:

                                                            PRIMARY/
                                                            SECONDARY
STATION               MARKET                               AFFILIATION
-------               ------                               -----------

OWNED STATIONS
     WUTV         Buffalo, NY/Toronto, Ontario             Fox/UPN
     WZTV         Nashville, TN                            Fox
     WXLV         Greensboro/Winston Salem/High Point, NC  ABC
     WRGT         Dayton, OH                               Fox/UPN
     WVAH         Charleston/Huntington, WV                Fox/UPN
     WRLH         Richmond, VA                             Fox/UPN
     WUHF         Rochester, NY                            Fox/UPN
     WTAT         Charleston, SC                           Fox
     WMSN         Madison, WI                              Fox
     WPNY         Utica, NY                                UPN



     WFXV         Utica, NY                                Fox
LMA STATIONS
     WUPN         Greensboro/Winston Salem/High Point, NC  UPN
     WUXP         Nashville, TN                            UPN


  The Company selected and acquired the Stations based on the size and growth of their respective markets and their broadcast revenues, number of competitors, retail sales and programming inventory, as well as availability of other programming in the market. Specifically, the Company sought and acquired independent stations in designated market area ("DMA") markets ranked generally between 30 and 100. See "Ratings." Each of the Stations broadcast over-the-air and transmit over the cable systems operating within its market. Approximately 68%, in the aggregate, of the television households within the Stations' U.S. markets are served by cable.

STRATEGY

  The Company's selective acquisition of strong, independent stations in medium-sized markets, combined with its experienced management, has provided the Company with a strong market niche in television broadcasting. The Company's strategy is centered upon the following:

        Operate in Markets with Limited Competition. In seven of the Company's ten markets, the Company competed against only three or fewer other commercial television stations as set forth in the Nielsen Station Index dated November 1996. As a result, the Company believes it achieves higher advertising revenues and lower programming costs due to less competition for programming, viewers and advertising sales. In addition, since there are four major commercial networks (ABC, CBS, NBC and Fox), the Company believes that should there be network affiliation changes within any market, the Company would not be left without a major network affiliation in such market even if its present affiliation was terminated. In six of the Company's ten markets, the Company's Station(s) is the only viable commercial UHF station. Therefore, in the event of regulatory changes allowing common ownership of VHF and UHF stations in the same market, the Company's UHF station may be a part of any combination of UHF and VHF stations in such market, either by virtue of the Company's acquiring a VHF station or selling its UHF station.

        Develop Programming Franchises and Station Identities. In order to maximize its share of advertising revenues in each of its markets, the Company seeks to create distinctive identities for each of the Stations by developing programming franchises targeted to specific demographic groups which the Company believes are attractive to its advertising clients. Both Fox and UPN provide programming which is designed to attract young adults, teens and children. The Company also seeks to improve its ratings among key demographic groups by broadcasting high quality off-network and first-run syndicated programming.
With respect to non-network programming, the Company focuses on acquiring cost efficient programs which provide good ratings and, therefore, high advertising revenues, relative to the cost per show. Independent and Fox-affiliated stations are typically the largest consumers of syndicated programming. Therefore, because the Company's Fox-affiliated stations are predominantly in markets without a competing commercial independent station, there is little or no competition for the purchase of such programming in such markets, which the Company believes results in lower costs for such programming.

        Pursue In-Market LMAs and Acquisitions. In its existing markets, the Company believes that it can attain significant growth in its share of market revenues and in operating cash flow through the utilization of LMAs and, if current law is changed to allow ownership of more than one television station in a market, through acquisitions. There can be no assurance that there will be any such change in law. By programming more than one station in a market, the Company believes it will be able to increase its revenues by attracting new advertisers and increasing its share of existing customers' advertising budgets by offering attractive sales packages that combine the programming strengths and commercial inventories of both stations. In addition, the Company believes it will be able to realize economies of scale in marketing, programming, overhead and capital expenditures. The Company currently programs television stations in the Greensboro/Winston Salem/High Point, North Carolina market (WUPN) and in the Nashville, Tennessee market (WUXP) under LMAs (the "WUPN LMA" and the "WUXP LMA", respectively). The Company will consider acquisitions that would help to further diversify revenues and operating cash flow. The Company will seek television stations which operating performance management believes it can improve through the application of its business strategies.

        Emphasize Local Sales. The Company's advertising sales strategy centers upon increasing its sales of local, and in the case of WUTV, Canadian, advertising. As compared to revenues from national advertising, revenues from local advertising generally are more stable and, due to a lower cost of sales, more profitable. The Company seeks both to attract new advertisers to television and to increase the amount of advertising by existing local advertisers by operating experienced local sales forces with strong community ties, producing commercials for local clients and targeting small businesses with potential for growth. From 1993 through 1996, the percentage of the Company's total gross advertising revenues from local sales increased from 55.6% to 56.3%.

        Maximize Group Efficiencies. With operations presently in ten markets, the Company has been and will continue to achieve certain efficiencies with respect to programming purchases, advertising sales and operating costs. In addition, group marketing and sales enable each Station to expand its base of advertisers and to obtain attractive terms from national sales representatives. See "Advertising Sales." The Company controls overall operating costs by maintaining a centralized corporate management structure, which provides programming, financial and marketing support to each Station.

        Capitalize on Changes in Method of Audience Measurement. A.C. Nielsen Co. uses one of two methods to measure a television station's actual viewership. In larger DMAs, ratings are determined by a combination of meters connected directly to selected television sets and periodic surveys ("Sweeps or Ratings Periods") of television viewers through a manual diary system. In smaller DMAs, only periodic surveys are completed. Typically, viewership of Fox affiliates and independent stations is under-reported in "diary markets" because members of the target audience of these stations (children, teens and young adults) do not, on a regular basis, maintain an accurate diary of the programs they watch as well as older viewers. A switch from diary measurement to metered measurement in a market generally results in a significant increase in reported viewership for Fox affiliates and independent stations. Nielsen has announced that it is in the process of converting diary markets to metered markets, generally in order of market size. The Company has entered into agreements with Nielsen to commence metering in the Nashville and Greensboro/Winston Salem/High Point markets during 1997.

PROGRAMMING

  Fox provides each Fox Station with approximately 15 hours of prime-time programming per week, including Melrose Place, Millenium, The Simpsons and The X-Files. In addition, Fox provides each Fox Station with approximately 25 hours per week of non-prime time programming, including National Football League games, National Hockey League games, Major League Baseball and children's programming via the Fox Children's Network ("FCN"). ABC provides the ABC station with approximately 22 hours of prime-time programming and approximately 35 hours of non-prime-time programming per week. Prime-time programming provided by ABC includes Monday Night Football, Home Improvement, The Drew Carey Show and NYPD Blue, while non-prime-time programming includes Good Morning America, ABC World News Tonight, ABC College Football and All My Children.

  The Company, through its affiliation with FCN, acquires television programming for children, including animated programs, for broadcast on the Fox Stations. Each of the Fox Affiliation Agreements (as defined, see "Network Affiliation Agreements") includes the right to broadcast FCN programs, generally for morning and afternoon children's programming. The Company believes FCN programs have been successful in these periods, thereby increasing the Fox Station's overall ratings. The Company also broadcasts Disney animated programming for children on most of its Stations.

  The Company has secondary affiliation agreements with UPN for a five-year term ending on January 15, 2000, pursuant to which UPN may provide up to 10 hours (and is currently providing six hours) of prime-time quality programming per week. Such secondary UPN Affiliates are WUTV (Buffalo), WRGT (Dayton), WRLH (Richmond), WVAH (Charleston/Huntington) and WUHF (Rochester). In Nashville
(WUXP), Greensboro/Winston Salem/Highpoint (WUPN) and Utica (WPNY), the Company has primary UPN affiliation agreements.

  Non-network programming hours at the Stations are programmed with a mix (customized for each market) of syndicated off-network reruns and first-run shows, movies, sports, talk shows, and other entertainment programs. In 1996, WTAT in Charleston and WRLH in Richmond were the only two Fox Stations to broadcast local newscasts. WTAT and WRLH's newscasts are produced by the CBS and NBC affiliated stations, respectively, in those markets. WXLV, being an ABC affiliate, broadcasts daily local news programming in the morning, early evening and at 11 p.m.

  Non-network programming is purchased by the Stations from various program suppliers such as Paramount Communications, Inc., Time Warner Entertainment Company, L.P., Twentieth Century Fox Film Corporation, Sony Pictures Entertainment, Inc., and The Walt Disney Company. The Company believes it has been able to improve its ratings among key demographic groups due to the availability of high quality off-network and first-run syndicated programming. UPN and Fox-affiliated stations are the largest consumers of syndicated programming which, based on there not being additional competing commercial independent stations in the Company's markets, results in there being less competition for the purchase of syndicated programming.

  The Company's agreements for programming, other than that received from Fox, ABC and UPN, typically have a four to five-year license term with payments generally made over the same term. Such agreements are either licensed for cash only, barter only or a combination of cash and barter. Under a barter agreement, in exchange for the right to air the program, the program supplier retains a percentage of the advertising time as consideration for telecasting rights for the program, which it then sells for its own account, and the Company retains the remainder of the advertising units in the program.

NETWORK AFFILIATION AGREEMENTS

  Fox. Each of the Fox Stations is affiliated with Fox pursuant to a substantially identical affiliation agreement (the "Fox Affiliation Agreements"). Each Fox Affiliation Agreement provides the specified Fox Station with the right to broadcast all programs transmitted by Fox, including NFL football, NHL hockey, Major League Baseball and FCN programming. The amount of programming provided by Fox to its affiliates has increased from a total of five hours on two nights per week in July 1987 to 40 hours on seven days and nights per week (including 15 hours of prime-time programming) in 1996. Fox prime-time programming is intended to appeal to a target audience of 18 to 49 year old adults. In exchange for the right to broadcast its programs, Fox has the right to sell nationally approximately 60% of the advertising inventory in such network programs and to retain the advertising revenues from the sale of that time. The Fox Stations are entitled to sell the remainder of the advertising time and retain the associated advertising revenues.

  Each Fox Affiliation Agreement is for a term ending on July 15, 1998, except for WUTV's and WFXV's Fox Affiliation Agreements, which end on December 1, 1998 and October 3, 1998, respectively. Each Fox Affiliation Agreement is renewable for five years at the discretion of Fox and upon acceptance by the specified Fox Station. The Fox Affiliation Agreement for each Fox Station may be terminated generally: (a) by Fox upon (i) a material change in such Fox Station's transmitter location, power, frequency, programming format or hours of operation, with 30 days written notice, (ii) acquisition by Fox of a television station in the same market, with 60 days written notice, (iii) assignment or attempted assignment by such Fox Station of the Fox Affiliation Agreement in a manner contrary to the terms thereof, with 30 days written notice, (iv) three or more unauthorized preemption's of Fox programming within a 12-month period, with 30 days written notice, or (v) failure by Fox and such Fox Station to agree upon retransmission consent terms or "must carry" status with respect to cable television companies, with 30 days written notice; or (b) by either Fox or such Fox Station upon occurrence of a force majeure event which substantially interrupts Fox's ability to provide programming or such Fox Station's ability to broadcast the programming.

  ABC. WXLV entered into a 10-year affiliation agreement with ABC (the "ABC Affiliation Agreement") on March 23, 1995, and the affiliation switch from Fox to ABC became effective on September 3, 1995. Under the ABC Affiliation Agreement, WXLV has the right to broadcast all programs transmitted by ABC. In exchange for ABC network provided programming, ABC has the right to sell nationally (and retain the revenues therefrom) approximately 50% of the advertising time for non-primetime network provided programming, and 60% of the advertising time for network provided primetime programming. The ABC Station sells the remainder of the advertising time and retains the revenues therefrom. WXLV is compensated by ABC depending on the quantity of network programming it airs "in pattern" (i.e., within ABC prescribed time-periods). The ABC Affiliation Agreement provides for annual network compensation payments of $350,000.

  The ABC Affiliation Agreement may be terminated by ABC upon (i) a material change in the ABC Station's transmitter location, power, frequency, programming format or hours of operation, with 30 days written notice; (ii) an assignment or attempted assignment by the ABC Station in a manner contrary to the terms thereof, with 30 days written notice; or (iii) unauthorized preemptions of ABC programming which exceed 120 half-hours for the first year, 75 half-hours for the second year and 50 half-hours for all years thereafter, after receiving written notice of such unacceptable preemptions from ABC and failing to comply within 90 days after such notice.

  UPN. WUTV, WRGT, WVAH, WRLH and WUHF maintain secondary affiliation agreements with UPN, and WUXP, WUPN and WPNY have primary affiliation agreements (all hereinafter collectively referred to as the "UPN Affiliation Agreements"). UPN provides six hours of primetime quality programs (two hours per night for three nights per week), including the newest Star Trek series - Star Trek: Voyager. The secondary UPN Affiliation Agreements are for five years through January 15, 2000, and permit UPN to provide up to 10 hours of primetime quality programming per week over its term.

ADVERTISING SALES

  General. Television station revenues are primarily derived from local, national and, in the case of WUTV, from Canadian advertising. Advertising rates are based upon a program's popularity among the viewers time sold (see "Ratings"), the number of advertisers competing for available time, the size and demographic composition of the respective daypart desired and the availability of alternative advertising media in the market area. Declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenues of broadcast television stations. The Company seeks to manage its advertising spot inventory efficiently and effectively in order to maximize advertising revenues and the return on programming costs. Subject to availability, Stations can sell advertising time up to 52 weeks in advance. The Company's advertising sales strategy centers upon increasing its sales of local advertising. As compared to revenues from national advertising, revenues from local advertising are generally more stable and, due to a lower cost of sales, more profitable. From 1993 through 1996, the percentage of the Company's total gross advertising revenues from local sales increased from 55.6% to 56.3%.

  National Sales. Approximately 43.7% of the Company's total gross advertising revenues in 1996 came from national advertisers. Typical national advertisers include General Mills, Inc., Hasbro, Inc. and General Motors Corporation. The Company can provide advertising time on all of the Stations to national advertisers, offering bulk buying power and an attractive geographic and demographic package to such sponsors. National advertising time is sold through representation agencies retained by the Company. All of the Stations except WUHF are currently represented by Seltel, Inc. ("Seltel") pursuant to substantially identical agreements. The Company believes that the representation of its Stations by the same agency increases the Company's ability to effectively sell national advertising. Blair Television currently represents WUHF as its exclusive national sales representative under an agreement that is scheduled to expire on February 6, 1998.

  Local Sales. Approximately 56.3% of the Stations gross advertising revenues in 1996 came from local advertisers. Typical local advertisers include car dealerships, retail stores and restaurants. The Company seeks to both attract new advertisers to television and to increase the amount of advertising by existing local advertisers by operating experienced local sales forces with strong community ties, producing commercials for local clients and targeting small businesses with potential for growth. Local advertising time is sold by account executives at each Station. The Company places a strong emphasis on the size and experience of its local sales staff and maintains a comprehensive, on-going training program for account executives and managers and utilizes performance-based compensation plans and sales contests. In addition, the Company strives to increase local advertising by increasing the Stations' presence in their respective local communities through participation in various co-promotions with community businesses, such as sponsorship of children's expos, children's clubs and other high-profile tie-ins.

THE COMPANY'S TELEVISION STATIONS

  The following table sets forth general information for each of the Stations as of November 30, 1996 unless otherwise noted:

                                                 Approximate         Total         Weekly
                                   Approximate      Market        Commercial       Evening      Date of
Market                               Market       Television     Broadcasters     Ratings/    Acquisition/   Channel
Station    DMA(1)       Area       Population   Households(2)    in Market(3)     Share(4)        LMA       Number(5)
---------  ------  --------------  -----------  --------------  ---------------  -----------  ------------  ----------

WUTV        39(6)  Buffalo, NY       1,577,000      633,000                5          2/6             6/90       29
                   Toronto, Ontario  5,912,000    2,174,000               12
WZTV/       33     Nashville, TN     1,918,000      783,000                5          2/7             6/88       17
WUXP                                                                                  1/3             2/96       30
WXLV/       46     Greensboro/       1,376,000      568,000                6          3/8            12/86       45
WUPN               Winston Salem/                                                     1/2             7/96       48
                   High Point, NC
WRGT        53     Dayton, OH        1,277,000      503,000                4          3/8             2/88       45
WVAH        56     Charleston/       1,232,000      483,000                4          3/8             2/88       11
                   Huntington, WV
WRLH        59     Richmond, VA      1,144,000      461,000                4          3/9             9/88       35
WUHF        74     Rochester, NY       923,000      367,000                4          3/9             3/89       31
WMSN        84     Madison, WI         785,000      313,000                4         4/11             7/96       47
WTAT       109     Charleston, SC      601,000      224,000                5         4/10            11/87       24
WFXV/      166     Utica, NY           242,000       96,000                3          1/5             7/96       33
WPNY                                                                                  n/a             7/96       11

  Source -- The November 1996 Nielsen Station Index (other than information with respect to Toronto).

  (1) DMA is defined by A.C. Nielsen Co. ("Nielsen") as a station's "designated market area".

  (2) Each of the Stations broadcasts over-the-air and is carried on cable systems operating within its market. Approximately 68%, in the aggregate, of the television households within the Stations' markets are served by cable.

  (3) Total number of commercial broadcast television stations, including the Stations, designated by Nielsen as "local" to the DMA delivering at least 1% of the 7:00 a.m. to 1:00 a.m., Sunday through Saturday audiences. As used throughout this Form 10-K report, references to the number of independent stations in a DMA exclude public television stations and other stations that are not reportable stations.

  (4) Represents average share in the market from 7:00 a.m. to 1:00 a.m., daily, Sunday through Saturday as estimated by Nielsen for the most recent rating period ended November 1996. The ratings and shares shown are statistical estimates.

  (5) Each of the Stations, other than WVAH and WPNY, broadcast on the UHF band and consequently have been assigned channel numbers above 2 through 13, which are reserved for VHF transmission. WVAH and WPNY broadcast on the VHF band, and consequently their channel position (11) is within the 2 through 13 range.

  (6) If the combined markets of Buffalo and Toronto were considered a single market, they would constitute approximately the sixth largest television market in the U.S.

DESCRIPTION OF THE STATIONS

  The following is a description of the history and characteristics of each of the Stations.

WUTV (BUFFALO, NEW YORK/TORONTO, ONTARIO)

  The Company acquired WUTV, a UHF station, in June 1990. WUTV is the dominant independent television station in the Buffalo market and is the only U.S. independent television station to broadcast in the Toronto market. WUTV is carried on Toronto area cable systems as part of the basic cable service provided to the Toronto market. WUTV enjoys a "grandfathered" status in Canada due to the fact that the Station's commencement of operations in 1970 pre-dated formal cable regulation in Canada. WUTV capitalizes on its unique ability to offer independent U.S. programming in Toronto by selling advertising time to Canadian advertisers while obtaining programming based on prices appropriate for the Buffalo market. WUTV competes effectively against the Buffalo network affiliates, which also are carried in Toronto via cable, due to its ability to offer a greater variety of syndicated U.S. programming other than that provided by the three major networks. The network affiliates' programming has limited appeal in Toronto since a large number of the networks' programs are syndicated to Canadian broadcasters. The Company began replacing WUTV's transmitter, tower and antenna in 1995 to increase its power and broadcast area. This project is expected to be completed in 1997.

WZTV (NASHVILLE, TENNESSEE)

  The Company acquired WZTV, a UHF station, in June 1988. The Company believes that WZTV has obtained a strong position in the market and the presence of WUXP has not historically had a material adverse impact on the Station. WZTV operates production facilities which it utilizes to produce commercials and originate community oriented programming. WZTV also leases the production facilities to third parties.

WUXP (NASHVILLE, TENNESSEE)

  The Company began programming WUXP, formerly WXMT, under the WUXP LMA in February 1996. With the Company's emphasis on local sales and the continued reductions in operating costs, including marketing, programming and overhead, resulting from economies of scale, WUXP is expected to strengthen the Company's position within the market while providing improved operating results.

WXLV (GREENSBORO/WINSTON SALEM/HIGH POINT, NORTH CAROLINA)

  The Company acquired WXLV, formerly WNRW, a UHF station, in December 1986. On March 23, 1995, in anticipation of the termination by Fox of its affiliation with WXLV as a result of the acquisition by a Fox-related company of a material ownership interest in a television station in the Greensboro/Winston Salem/High Point, North Carolina market, the Company entered into the ABC Affiliation Agreement. WXLV's affiliation change from Fox to ABC became effective as of September 3, 1995. Under the ABC Affiliation Agreement, WXLV has the right to broadcast all ABC programming. As a result of the change in network affiliation, WXLV has access to approximately seven additional hours of prime-time and twenty-five additional hours of non-prime time network programming per week as compared to its prior arrangement with Fox. The ABC Affiliation Agreement provides for a term of ten years and the Company receives network compensation of approximately $350,000 per year for each year of such term.

  Historically, WXLV operated at a competitive disadvantage because of sub-standard transmission facilities. In order to address this issue, in September 1991, the Company entered into a LMA with Guilford Telecasters, Inc. ("Guilford"), owner of WGGT (the "Original WGGT LMA"), the only independent television station in the market. Pursuant to the Original WGGT LMA, WXLV simulcast substantially all of its programming over WGGT, thereby increasing WXLV's audience reach, During 1994, WXLV replaced its old transmitter and antenna. These new transmission facilities resulted in improved signal quality and audience reach. As a result, the Original WGGT LMA became obsolete.

  On June 30, 1995, the Company and Guilford entered into a revised LMA (the "Second WGGT LMA"), which is an amendment to the Original WGGT LMA. Pursuant to the Second WGGT LMA, the Company paid Guilford $6.0 million in exchange for certain broadcast time on WGGT through September 30, 2001 and the Company's obligation to pay Guilford 25% of WXLV's cash flow was terminated. Under the Second WGGT LMA, the Company had the right to have WGGT rebroadcast the signal of WXLV or to broadcast other programming designated by the Company, subject to certain rights of Guilford.

  As part of the Second WGGT LMA, the Company also paid Guilford $1.0 million and Guilford granted to a third party an option to purchase certain assets of WGGT for an additional $1.0 million (the "WGGT Option"). Such third party granted the right to the Company to require such third party to assign the WGGT Option to the Company or another third party designated by the Company and such option was assigned and exercised in March 1996. In conjunction with the exercise of the WGGT Option by a third party, WGGT changed its call letters to WUPN, and the Second WGGT LMA was assigned to such third party (hereafter, the "WUPN LMA"). The Company began providing a separate program feed to WUPN in September 1996 using WXLV's excess programming as a result of its affiliation switch to ABC from Fox. Such programming is expected to supply WUPN's needs for up to three years at very little incremental cost.

  WXLV is active in community involvement through such events as the Fox 45 Family Funfest (a two-day family event featuring entertainment, sponsor and public service booths), the Dixie Class Fair in Winston Salem, the City Stage Celebration in Greensboro, and the Kmart Greater Greensboro Open golf tournament. WXLV has a very active Kids Club, with over 40,000 members from throughout the region. During 1994, WXLV replaced its old transmitter and antenna, and the new equipment has increased WXLV's broadcast area and provides a better viewing picture.

WRGT (DAYTON, OHIO)

  The Company acquired WRGT, a UHF station, in February 1988. WRGT is the only independent television station in the Dayton, Ohio market. The Station's promotion and production departments have earned 17 regional Emmy awards, as well as a Gold and Silver Medal from The International Film and Television Festival of New York. The Station hosts a Fox 45 Kids Carnival which annually attracts 25,000 persons.

WVAH (CHARLESTON/HUNTINGTON, WEST VIRGINIA)

  The Company acquired WVAH, a VHF station, in February 1988. WVAH is the only independent television station in the Charleston/Huntington market, and WVAH is the only Fox affiliate located in West Virginia. WVAH has its own production department doing business as an independent production company.

WRLH (RICHMOND, VIRGINIA)

  The Company acquired WRLH, a UHF station, in September 1988. WRLH is the dominant independent television station in the Richmond, Virginia market. WRLH holds an event each summer such as a Family Expo and Triple Crown Sports Competition which attracts over 10,000 participants annually. Additionally, WRLH carries the local Easter Seals telethon live from a Richmond mall or other location. In September 1992, WRLH replaced its old transmitter which improved the Station's signal quality and lowered maintenance costs. WRLH added local news to its programming in 1994, making it and WTAT the only Fox Stations which provide news programming. Pursuant to a three-year agreement effective September 1994, WWBT-TV, the NBC affiliate in Richmond, provides WRLH with a fully produced half hour newscast for broadcast weekdays from 10:00 pm to 10:30 pm. In exchange, WRLH pays WWBT-TV $8,333 per month plus 40% of the net cash flow resulting from the newscast.

WUHF (ROCHESTER, NEW YORK)

  The Company acquired WUHF, a UHF station, in March 1989. WUHF is the only independent television station in the Rochester, New York market. In serving its clients, WUHF's production unit features a state-of-the-art facility that specializes in long form corporate videos, plus documentaries that have aired nationally on PBS. WUHF's locally produced children's program, The Adventures of Gary the Happy Pirate, won a New York State Broadcasters Award as the best series designed for children.

WTAT (CHARLESTON, SOUTH CAROLINA)

  The Company acquired WTAT, a UHF station, in November 1987. WTAT is the dominant independent television station in the Charleston, South Carolina market. WTAT provides news programming pursuant to an agreement (which has been extended through December 1999) under which WCSC-TV, the CBS affiliate in Charleston, provides WTAT with a fully-produced half-hour newscast for broadcast weekdays from 10:00 p.m. to 10:30 p.m. In exchange, WTAT pays WCSC-TV $8,333 per month plus 40% of the net cash flow resulting from the newscast.

WMSN (MADISON, WISCONSIN)

  The Company acquired WMSN, a UHF station, in July 1996. WMSN is the only independent station in the Madison market, a market which is consistently rated one of the best places in America in which to live. Madison maintains a very low unemployment rate and an average per capita income significantly higher than the U.S. average.

WFXV AND WPNY (UTICA, NEW YORK)

  The Company acquired WFXV, a Fox affiliate, and WPNY, a low power UPN affiliate, in July 1996. Prior to the consummation of the acquisition, the Company controlled the programming of these stations and the selling of inventory under a LMA beginning in February 1996, pending Federal Communications Commission ("FCC") approval of the acquisition. Although a relatively small market, given the overall size of the Company, the station benefits greatly from the Company's group buying power in programming and other related costs.

RATINGS

The price which television stations can charge for advertising spots is determined in part by a station's overall ratings and share in a given market, as well as a station's rating and share among particular demographic group which an advertiser may be targeting in specific time periods. There are approximately 211 generally-recognized television DMA's in the U.S. that are ranked in size according to various factors based upon actual or potential audience. Each market is defined as an exclusive geographic area consisting of all counties in which the in-market commercial stations receive the greatest percentage of total viewing hours. Currently, Nielsen periodically publishes data on estimated audiences. The estimates are expressed in terms of the percentage of the total potential audience in the market viewing a station (a station's "rating") and of the station's percentage of the total potential audience actually watching television during the time-period measured (a station's "share").

Nielsen uses one of two methods to measure a station's actual viewership, In large DMA's, ratings are determined by a combination of meters connected directly to selected household television sets and periodic surveys of the television viewers through a manual diary system. In smaller DMA's, only periodic surveys during preset ratings periods ("sweep months") are used.

COMPETITION

  Competition in the television industry takes place on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Additional factors that are material to a television station's competitive position include signal coverage and assigned frequency. The broadcasting industry is continually faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission ("FTC"), any of which could have a material effect on the Company's operations.

     Audience. Stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. A portion of the Company's daily programming is supplied by Fox. Likewise, a portion of the Company's daily programming at its ABC Station is supplied by ABC. In those time periods, the Fox Stations are totally dependent upon the performance of the Fox programs in attracting viewers and the ABC Station is totally dependent upon the performance of the ABC programs in attracting viewers. Five of the nine Fox Stations have a secondary affiliation agreement with UPN and the two stations programmed under LMA's, WUPN and WUXP, in addition to WPNY, are primary affiliates of UPN. Non-network time periods are programmed by the Stations with syndicated programs purchased for cash, cash and barter, or barter only. The Stations also air sports, talk shows, public affairs and other entertainment programming.

  The development of methods of transmission of video programming other than over-the-air television broadcasting, and in particular the growth of cable television, has significantly altered competition for audience in the television industry. These other transmission methods can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available off the air to the station's audience and also by serving as a distribution system for non-broadcast programming distributed by the cable system. As the technology of satellite program delivery to cable systems advanced in the late 1970's, development of programming for cable television accelerated dramatically, resulting in the emergence of multiple, national-scale program alternatives and the rapid expansion of cable television and higher subscriber growth rates.

  Other sources of competition include direct broadcast satellite, home entertainment systems (including video cassette recorder and playback systems, videodiscs and television game devices), multipoint distribution systems, multichannel multipoint distribution systems, wireless cable, satellite master antenna television systems, and low power television stations. Television stations also face competition for market share and advertising revenues from radio stations, newspapers, periodicals and other entertainment media. Additional competition will be provided when the telephone companies begin to offer video programming, either through multi-channel video services such as cable TV or as part of so-called "video dialtone" services.

  Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, now under development for use with current cable television delivery systems or direct broadcast satellites are expected to reduce the bandwidth required for television signal transmission. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized "niche" programming. This ability to reach very defined audiences may alter the competitive dynamics for advertising expenditures. The Company is unable to predict the effect that technological changes will have on the broadcast television industry or the future results of the Company's operations.

     Programming. Competition for programming involves negotiating with national program distributors or syndicators which sell first-run and rerun packages of programming. The Stations compete against other broadcast stations in their market for the exclusive right to broadcast off-network reruns (such as Seinfeld and Home Improvement) and first-run product (such as Ricki Lake). Cable systems generally do not compete with local stations for programming, although various national cable networks have acquired programs that would have otherwise been offered in syndication to local television stations.

  Time Warner, Inc. and Viacom, Inc., each of which has launched new television networks (WB and UPN, respectively), also own or control a major production studio. Outside production companies are still the primary source of programming for the traditional three networks and Fox. It is uncertain in the future as to how much network produced programming, which is generally licensed by the studios and production companies to the four networks under short-term (1 year) agreements, will be moved to the UPN and WB networks. The Company has entered into secondary and primary affiliation agreements with UPN.

     Advertising. The Stations compete for local advertising revenues with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Competition for advertising dollars in the broadcasting industry occurs primarily in individual markets. Generally, a television station in a market does not compete with stations in other market areas for local revenue.

REGULATION OF TELEVISION BROADCASTING

     Overview. The ownership, operation, programming, purchase and sale of television stations in the U.S. are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as recently amended (the "Communications Act"). Pursuant to the

Communications Act, the FCC, among other things, determines stations' frequencies, locations and power; issues, revokes, modifies and renews station licenses; approves the transfer or assignment of such licenses; imposes fees; regulates certain terms of network affiliation agreements; regulates the equipment used by stations; adopts rules and regulations governing the operation and ownership of broadcast stations and implements the Communications Act's provisions, including the implementation of rulemaking proceedings for the recently enacted telecommunications legislation; and imposes penalties for violations of the Communications Act or FCC regulations. As discussed below, the Company and the Stations may from time to time be subject to investigative and enforcement proceedings initiated by the FCC concerning their broadcast operations. The Company is not aware of any such matters except as disclosed below and believes that no such matters exist which would have a material effect on the licenses of the Stations operated by the Company.

  The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Reference should be made to the Communications Act, the FCC's rules and the public notices and rulings of the FCC for further information concerning the nature and extent of FCC regulation of broadcast stations.

     License Renewal. Until recently, television broadcasting licenses were granted for maximum terms of five years. The Telecommunications Act of 1996 (hereinafter the "1996 Act") gave the FCC authorization to extend TV stations' license terms to eight years. The FCC recently changed its rules so as to extend license terms to eight years. Broadcast station licenses are subject to renewal upon application to the FCC. During certain periods when renewal applications are pending, petitions to deny the license renewal application can be filed by interested parties, including members of the public. Such petitions may raise various issues before the FCC. The FCC is required to hold evidentiary, trial-type hearings on renewal applications if the FCC is unable to determine that renewal of a license would serve the public interest, convenience and necessity; or if a petition to deny renewal of such license is filed and the petition raises a "substantial and material question of fact" as to whether the grant of the renewal application would be prima facie inconsistent with the public interest, convenience and necessity. In the vast majority of cases, broadcast station licenses are renewed by the FCC even when petitions to deny have been filed against the license renewal application.

  The expiration dates for the FCC licenses of the Stations are as follows:
WXLV: December 1, 2001; WUTV: June 1, 1999; WUHF: June 1, 1999; WRLH: October 1, 2004; WVAH: October 1, 2004; WUPN-TV: October 1, 2001; WTAT: December 1, 2001; WZTV and WUXP: August 1, 1997; WRGT: October 1, 1997; WFXV: June 1, 1999; WMSN:
December 1, 1997; W31BP, WPNY-LP, and W53AM: June 1, 1998; and W34BX: October 1, 2001. Licenses for Stations whose renewal applications are pending are continued by statute until the FCC takes action on such applications. As stated above, the FCC has extended television license terms to eight years. Licenses for stations which have already been renewed for a five-year term will be re-issued for eight-year terms.

  In September 1992, the FCC staff granted WRLH and WVAH renewals of their respective licenses for terms to expire October 1, 1996. In doing so, the FCC's staff denied an informal objection filed by Lindsay Television, Inc. ("Lindsay") opposing renewal of these licenses and of the licenses of other Maryland, Virginia, West Virginia and District of Columbia television stations. Lindsay claimed that these stations' operations presented potential interference to the "Quiet Zone" established by the FCC to protect the operations of the National Radio Astronomy Observatory at Green Bank, West Virginia. Lindsay subsequently filed an application for review of this action with the full FCC, which was denied. Lindsay then filed an appeal of that denial to the U.S. Court of Appeals for the District of Columbia. In

August 1995, a panel of that Court denied Lindsay's appeal of the FCC's dismissal of its informal objections to numerous renewal of license applications, including those of WRLH and WVAH. The panel, however, remanded the case to the FCC with regard to other issues not directly relevant to renewal of the referenced license applications.

     FCC Ownership Regulation. FCC rules generally prohibit any single person or entity from owning, controlling or having an interest deemed "attributable" under such rules in (i) two television stations that provide service to specified overlapping areas; (ii) both a radio station and a television station that provide service to specified overlapping areas (although the FCC permits waivers of this restriction in the 25 largest television markets if there are a sufficient number of broadcast stations owned by other entities, in situations involving failed or distressed stations, or in other circumstances where the FCC determines on a case-by-case basis that waiver is appropriate (the 1996 Act requires the FCC to expand this waiver policy to the top 50 markets and the FCC has proposed to do so); (iii) a commonly owned group of stations that reach more than 35% of the national audience, as determined by the Arbitron ADI market rankings of the percentage of national television households contained in each market, crediting UHF stations with only 50% of their markets' television households (this limit can be increased to 40% of the national audience if more than a 50% interest in the additional stations causing ownership to exceed 35% is held by members of certain minority groups); (iv) a television station and a daily newspaper published in a community encompassed within that station's predicted Grade A service contour (as defined by the FCC); and (v) a television station and a cable television system if the cable television system is located within the television station's predicted Grade B service contour (as defined by the FCC). The 1996 Act increased the national audience limit from 25% to 35% and eliminated the maximum 12 station limit. The FCC has under consideration issues concerning the implementation and enforcement of the new 35% audience limit.

  Interests generally deemed "attributable" for purposes of the FCC's ownership restrictions include, in the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's voting stock (or 10% or more of such stock in the case of insurance companies, certain regulated investment companies and bank trust departments that are holding stock for investment purposes only); and, in the case of partnerships, general partners, and certain limited partners not "insulated" from "material involvement" in the media-related activities of the partnership under FCC policies.

  The FCC has initiated rulemaking proceedings to consider proposals to modify its television ownership restrictions, including proposals to permit the ownership in some circumstances of two television stations with overlapping service areas. The FCC has initiated another rulemaking to consider modification of its definitions of interests which are considered "attributable," including possible treatment of non-voting stock and debt instruments as attributable interests. The Company is unable to predict the ultimate outcome of possible changes in these FCC rules and the impact such changes might have on its broadcasting operations.

     LMAs. The FCC has held that programming a television station under an LMA does not constitute an interest in such station in violation of the Communications Act or the FCC's rules (including its multiple ownership rules) as long as the licensee of the station that is being substantially programmed by another entity maintains ultimate responsibility for, and control over, its operations of its broadcast station and otherwise ensures compliance with applicable FCC rules and policies. In accordance with policies of the FCC, the owner-licensee of each station that is programmed under an LMA retains the right to preempt programming supplied by the LMA programmer. Typically, in order to comply with FCC policy, LMAs also provide that the owner-licensee may terminate the LMA under certain circumstances. The FCC is presently considering what rules it should apply to LMAs as part of its television ownership and attribution rulemaking proceedings described above. Any rules hereafter adopted by the FCC for LMAs could require the Company to restructure or discontinue the WUXP and WUPN LMAs and could adversely affect the Company's ability to enter into LMAs in other markets.

  In connection with entering into an LMA, the LMA programmer may make a loan to the owner-licensee or be granted an option to purchase the station's license and other broadcasting assets. As an interim policy to govern the processing of television station sales applications which involve LMAs, the FCC issued a public notice on June 1, 1995. The public notice sets forth certain guidelines concerning arrangements pursuant to which an entity programming a television station pursuant to an LMA also supplies financing to and/or holds an option to purchase the station. The FCC stated that it would not approve a sale of a TV station where the station being sold will be under an LMA with another TV station in the same market and the LMA programmer has both made a loan for part of the purchase price and has an option to acquire the station; and that any television acquisitions involving LMAs would be subject to future action of the FCC in its pending rulemaking dealing with the FCC's ownership attribution rules. The FCC also is considering specific rules to govern television LMAs in a separate rulemaking dealing with the FCC's television ownership rules.

     Alien Ownership Restrictions. The Communications Act prohibits the issuance of broadcast licenses to, or the holding of a broadcast license by, non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the law of a foreign country (collectively, "Aliens"), and to any corporation of which more than 20% of the capital stock is owned of record or voted by Aliens. (Such 20% limit is increased to 25% if the Aliens hold their interest through a U.S. corporation.) As the result of these provisions, the licenses granted to the subsidiaries of the Company by the FCC could be rescinded if, among other restrictions imposed by the FCC, more than 20% of the Company's stock were owned or voted by Aliens (or more than 25% is owned by U.S. entities which are controlled by Aliens).

     Regulatory Fees. Pursuant to the Omnibus Budget Reconciliation Act of 1993, the FCC collects annual "regulatory fees." These fees vary with the size of a television station's market and whether it is a VHF or UHF station. The Company does not believe that the obligation to pay such fees will have a material adverse effect on the Stations.

     Children's Television. In October 1990, Congress enacted the Children's Television Act of 1990 ("1990 Children's TV Act"), which directed the FCC to adopt rules limiting the amount of commercial matter that television stations may air during children's programming. The 1990 Children's TV Act also directed the FCC to consider, in its review of televisions' license renewal applications, the extent to which licensees have complied with such commercial limits and have served "the educational and informational needs of children through the licensee's overall programming, including programming specifically designed to serve such needs." Subsequently, the FCC enacted rules which limit the amount of commercial matter which may be aired during children's programming (10.5 minutes per hour on weekends and 12 minutes per hour on weekdays); such rules became effective on January 1, 1992. The FCC also clarified its long-standing policy that a program associated with a product in which commercials for that product are aired would cause the entire program to be counted as commercial time (a "program length commercial").

  Since February 1, 1992, television station renewal of license applications filed with the FCC have been reviewed for compliance with the FCC's children's television rules and policies promulgated pursuant to the 1990 Children's TV Act. The FCC has assessed monetary forfeitures against numerous television stations as a result of such reviews, including WTAT ($12,500); the license for this Station was nonetheless renewed. In addition, it should be noted that the infractions at WTAT occurred prior to the Acquuisition; the Company has requested reconsideration of this forfeiture penalty. Although the Company seeks to comply with the FCC's children's television rules and policies, there can be no assurance that the FCC will not take similar or other actions with regard to children's programming when the FCC reviews the Company's pending or future renewal of license applications for the Stations.

  In August 1996 the FCC released a decision specifying new requirements for the broadcast of childrens' television programming. Under the new policy television stations demonstrating the broadcast of three hours of regularly scheduled educational "core" programming each week, each program being at least 30 minutes in length and broadcast between 7 AM and 10 PM, will qualify for virtually automatic renewal (on childrens' television grounds). "Core" programming is defined as that which has a "significant purpose" of serving "educational and informational needs of children". If less than three hours is aired, a station would still satisfy childrens' TV renewal requirements if it provided other services to children such as public service announcements, specials and short segment programming.

  The television industry has proposed to the FCC a ratings system patterned after the age-based rating system used by the movie industry. The system does not indicate whether the show earned the rating due to violence, sexual content, or for other reasons. Pursuant to the requirements of the 1996 Act the FCC has requested comment on the proposed system.

     Other FCC Regulations. The FCC regulates other aspects of broadcast station operation, including maintenance of certain records concerning programming and operations, political advertising, sponsorship identification, advertisement of contests and lotteries, obscene and indecent broadcasts, equal employment opportunity and technical matters.

     The 1992 Cable Act. Certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") have a direct effect on television broadcasting, including signal carriage, retransmission consent and equal employment opportunity provisions. The FCC has adopted various rules and regulations to implement the 1992 Cable Act.

  The signal carriage, or "must carry," provisions of the 1992 Cable Act generally require cable system operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. The 1992 Cable Act also includes a retransmission consent provision that prohibits cable operators and other multi-channel video programming providers from carrying broadcast stations without obtaining their consent in certain circumstances. Television stations, on a cable system-by-cable system basis, must make a choice once every three years whether to proceed under the must carry rules or whether to waive that right to mandatory, but uncompensated, carriage and instead negotiate a grant of retransmission consent permitting the cable system to carry the stations' signals, in most cases in exchange for some form of consideration from the cable operator. The Fox Stations have granted Fox the right to negotiate with cable operators in their respective markets for retransmission consent agreements.

  On April 8, 1993, a special three-judge panel of the U.S. District Court for the District of Columbia upheld the constitutionality of the must carry provisions of the 1992 Cable Act. On June 27, 1994, the

U.S. Supreme Court, in a 5-4 decision, vacated such judgment and remanded the case to the District Court for further proceedings. Although the Supreme Court found the must carry rules to be content-neutral and supported by legitimate governmental interest under appropriate constitutional tests, it also found that genuine issues of material fact still remained. On remand, the District Court again upheld the must carry provisions and the matter now is back before the Supreme Court. Final determination of the constitutionality of the must carry rules must now await the results of the Supreme Court appeal. While such proceedings continue, the must carry regulations remain in effect.

  The 1992 Cable Act also codified the FCC's basic equal employment opportunity ("EEO") rule and the use of certain EEO reporting forms currently filed by television broadcast stations. In addition, pursuant to the 1992 Cable Act's requirements, the FCC has adopted rules providing for a review of the EEO performance of each television station at the mid-point in its license term (in addition to review which occurs in conjunction with station license renewal applications).

     Distribution of Video Services by Telephone Companies. Recent actions by the FCC, Congress and the courts all indicate significant future involvement by telephone companies in the provision of video services. The Company cannot predict either the timing or the extent of such involvement. The 1996 Act allows telephone companies to provide video services within their telephone service areas, by means of traditional cable TV systems, "wireless" cable TV systems and "open video systems" ("OVS"). OVS is a new type of service which combines features of traditional cable TV and common carrier services. Pursuant to the 1996 Act, the FCC has instituted a rulemaking proceeding to determine its rules and policies for OVS.

     Establishment of ATV Services. The FCC has commenced the adoption of rules for implementing advanced television ("ATV") services, including high definition television service, in the United States. Implementation of ATV service is expected to improve the technical quality of television and enable broadcasters to provide other digital transmission services. The FCC decided in 1993 to set aside specific new channel allotments for ATV service. The FCC has preliminarily decided that initial eligibility for these channels will be limited to existing television licensees and permitees authorized, and applicants pending, as of October 1991. These entities would be allowed three years to apply for the new channels. This three-year period and the other procedural deadlines that the FCC has established would be measured from the effective date of the FCC's adoption of a new technical standard for ATV, once the FCC takes that action, or from the effective date of a proposed new Table of Allotments for ATV channels, whichever date is later. Such effective dates are unknown. Broadcasters who receive a construction permit for an ATV channel would be required to construct their ATV facilities within six years of such date, although such date, like most aspects of the ATV proceedings, is subject to change. More recently the FCC has proposed that television broadcasters must elect, within six months from the effective date of the ATV system selection or an ATV allotment table, whichever is later, whether to apply for exclusive ATV licenses. The FCC has also proposed new rules for phasing in ATV service.
Under the FCC's current plan, each television station will be able to continue to provide conventional television service on its regular channel until ATV service has become the prevalent medium, at which time (originally determined to be fifteen years from the start date, but now under review), television broadcasters would be required to surrender their conventional television licenses. These proposed standards, however, remain subject to further review.

  In late 1992, the FCC proposed broad objectives intended to govern the ATV channel allotment process and also proposed specific criteria to be used in allotting ATV channels as well as a preliminary ATV Table of Allotments. These proposals are still pending and also will be reviewed by the FCC. In

July 1995, the FCC adopted a Further Notice of Proposed Rulemaking to consider what, if any, changes should be made in its ATV proposals in light of developments in digital television transmission.

  The 1996 Act requires the FCC to award the new channels for ATV to the current owners of broadcast stations. As a condition of obtaining these new channels, broadcasters will be required eventually to relinquish their current frequencies. Ancillary services will be permitted on these new channels, but if a TV station conducts an ancillary service on its ATV channel which generates revenues from users of the channels or subscribers to the services (other than the sale of advertising), then the station will have to pay a user fee to the FCC, based on a fee schedule to be adopted by the FCC.

  There also have been efforts in Congress, both before and after enactment of the 1996 Act, to require broadcasters to bid at auctions, against other potential users of these frequencies, for ATV channels.

  Under certain circumstances, conversion to ATV operations may reduce a station's geographic coverage area. The FCC is expected to allow some regulatory flexibility for broadcasters to provide other digital services during ATV broadcasts and several programs of "standard definition digital television" at other times of the day from ATV. Implementation of ATV service will impose substantial additional costs on television stations providing the new service, due to increased equipment costs. While the Company believes that the combined actions of the FCC and Congress will authorize ATV service in the United States, the Company cannot predict precisely when such authorization might be issued or the specific effects such authorization might have on the Company's business.

     Proposed Changes. Congress and the FCC have under consideration, and in the future may enact, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership, programming, competitive position, and profitability of the Stations, result in loss of audience share and advertising revenues for the Stations, or affect network-affiliate relationships or the Company's ability to acquire additional broadcast stations or to finance such acquisitions. The Company cannot predict whether or when any proposed changes will be adopted or what other matters might be considered in the future or the effect of any such changes or matters on the Company.

     Other Considerations. The foregoing summary does not purport to be a complete discussion of all provisions of the Communications Act or the regulations and policies of the FCC thereunder. Additionally, other federal, state and local laws, regulations and policies may affect the Company's operations. All such laws, regulations and policies may be changed from time to time, and the Company cannot predict the nature of such changes or their impact on its operations. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and the Company cannot predict the outcome of any such litigation or its impact on its broadcast business.

A-3
---

  A-3 was formed to acquire all of the outstanding capital stock of Act III pursuant to the Stock Purchase Agreement. A-3 conducted no other activities other than in connection with the negotiations, financing and consummation of the Acquisition.

  Approximately $374.3 million in cash was required to purchase all of the outstanding capital stock of Act III. Funds obtained by A-3 and Holdings to purchase the Act III stock, retire outstanding indebtedness of Act III and pay fees and expenses associated with such transactions were provided from (i) proceeds of approximately $183.5 million from the issuance and sale of Holdings capital stock, (ii) proceeds of $35.0 million from the sale in a public offering of 35,000 units consisting of $1,000 principal amount of Holdings 13 1/4% senior accrual debentures due 2006 and 16 shares of Holdings class B-1 common stock,
(iii) proceeds of $125.0 million from the sale in a public offering of A-3 10 1/4% senior subordinated notes due 2005 (which notes are now obligations of SBC) and (iv) initial borrowings by A-3 of $224.0 million under a bank credit agreement, with the obligations under such bank credit agreement now being the obligations of SBC. As of December 31, 1995, only the Holdings 35,000 units and the A-3 senior subordinated notes due 2005 were outstanding.

EMPLOYEES

  As of December 31, 1996, the Company employed approximately 430 people. The Company is not a party to any collective bargaining agreements. The Company considers its employee relationships to be very good.



ITEM 2.    DESCRIPTION OF PROPERTIES

  The Company's headquarters are located at 18 Newbury Street, Boston, Massachusetts 02116. The Company reimburses ABRY Partners, Inc., the management company for all investments of ABRY, $1,427 per month, representing the Company's allocable share of rent paid by ABRY under its lease, which expires March 31, 2001. The lease covers approximately 4,112 square feet of office space.

  The types of properties required to support each of the Owned Stations include offices, studios, transmitter sites and antenna sites. A Station's studios are generally housed with its offices in downtown or business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage. The following table contains certain information describing the general character of the Company's properties:

STATION,                            OWNED        ACREAGE       EXPIRATION
METROPOLITAN                          OR       APPROXIMATE         OF
AREA AND USE                        LEASED        SIZE           LEASE
------------                        ------     -----------     ----------

     WUTV - Buffalo, NY/
          Toronto, Ontario
          Office - Studio           Owned   15,000 Sq. Ft      N/A
          Tower/Transmitter Site    Owned   44.5 Acres         N/A

     WZTV - Nashville, TN
          Office - Studio           Owned   22,500 Sq. Ft.     N/A
          Tower/Transmitter Site    Leased  1,750 Sq.Ft.(a)    01/11/03

     WXLV - Greensboro/
          Winston Salem/
          High Point, NC
          Office - Studio           Owned   10,000 Sq. Ft.     N/A
          Office - Studio           Leased  5,650 Sq. Ft.      10/31/03
          Tower/Transmitter Site    Leased  9.4 Acres          10/31/05

     WRGT - Dayton, OH
          Office - Studio           Owned   12,000 Sq. Ft.     N/A
          Tower/Transmitter Site    Owned   15 Acres           N/A

     WVAH - Charleston/
          Huntington, WV
          Office - Studio           Owned   10,500 Sq. Ft.     N/A
          Tower/Transmitter Site    Owned   18.2 Acres         N/A

     WRLH - Richmond, VA
          Office - Studio           Leased  13,798 Sq. Ft.     03/01/00
          Tower/Transmitter Site    Owned   25 Acres           N/A

     WUHF - Rochester, NY
          Office - Studio           Leased  11,300 Sq. Ft.     05/31/99
          Tower/Transmitter Site    Leased  950 Sq. Ft.        12/31/29

     WTAT - Charleston, SC
          Office - Studio           Leased  10,521 Sq. Ft.     06/30/00
          Tower/Transmitter Site    Leased  1,200 Sq. Ft.(a)   05/31/00

     WMSN - Madison, WI
         Office - Studio            Leased  12,000 Sq. Ft.     12/31/00
         Tower/Transmitter Site     Leased  1,600 Sq. Ft.(a)   10/14/05

     WFXV - Rome, NY
         Office - Studio            Owned   3,500 Sq. Ft.      N/A
         Tower/Transmitter Site     Leased  5 Acres            9/1/02
         Tower/Transmitter Site     Leased  7 Acres            8/31/14
         Repeater Site              Leased  5 Acres            4/30/97

  (a) Represents square feet for its transmitter building. Station also leases space on a tower for its antenna.


ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the financial position or results of operations of the respective entity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company did not submit any matters to a vote of security holders during the quarter ended December 31, 1996.


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON EQUITY

  The Company does not have a class of equity securities registered pursuant to the Securities Act of 1933, and consequently there is no established public trading market for the Company or Holdings common stock. As March 15, 1997, Holdings owned 100% of the Company's common stock. As of March 15, 1997, there were 46 stockholders of Holding's Class B-1 Common Stock, two stockholders of Holding's Class B-2 Common Stock and 14 stockholders of Holding's Class C Common Stock. Holdings has never declared any dividends on any class of its common stock. Additionally, certain of Holding's debt instruments restrict payment of dividends on its common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

THE COMPANY
-----------
 (DOLLARS IN THOUSANDS)

                                          1992        1993        1994       1995       1996 (6)
                                          ----        ----        ----       ----       ----
INCOME STATEMENT DATA:
Net revenues (1)                       $ 70,902   $  74,929   $  83,828   $ 92,125  |  $107,714
Barter revenues                           7,535       9,035       7,942      7,876  |    14,808
                                       --------   ---------   ---------   --------  |  --------
Total net revenues (1)                   78,437      83,964      91,770    100,001  |   122,522
                                                                                    |
Operating expenses                       10,588       9,211       8,518     11,136  |    15,005
Selling, general and administrative      22,154      21,928      23,243     23,447  |    23,402
Depreciation and amortization (2)        40,543      37,738      33,494     29,813  |    74,724
                                       --------   ---------   ---------   --------  |  --------
Operating income                          5,152      15,087      26,515     35,605  |     9,391
Interest expense                         18,141      17,648      18,587     17,777  |    34,411
Net income (loss) (3)                   (11,348)    (15,883)      4,364     22,343  |   (17,899)
                                                                                    |
OTHER FINANCIAL DATA:                                                               |
Broadcast Cash Flow (4)                $ 30,335   $  35,044   $  45,318   $ 53,985  |    64,049
Amortization of programming rights       24,031      23,088      20,367     18,033  |    26,673
Payments for programming rights          11,140      12,369      10,341      8,368  |     9,087
Barter expense                              302         363         320        304  |       928
Corporate expense                         3,013       3,260       3,272      4,507  |     2,901
Capital expenditures                      3,303       1,525       4,518      5,560  |     3,105
                                                                                    |
OTHER DATA:                                                                         |
Number of stations (5)                        8           8           8          8  |        13
                                                                                    |
BALANCE SHEET DATA:                                                                 |
Total assets                           $157,453   $ 132,903   $ 121,848   $134,826  |  $735,340
Total long-term debt                    146,631     182,207     176,355    138,898  |   377,602
Other long-term liabilities              12,629      11,209      10,535     12,992  |   107,097
Senior redeemable preferred stock        39,425      21,532      23,868     26,386  |         0
Stockholders' equity (deficit)          (65,514)   (102,453)   (108,491)   (88,513) |   187,850

(1) "Net revenues" and "Total net revenues" are shown net of agency commissions.
(2) This amount includes amortization of programming rights reflected below in "Other Financial Data".
(3) Net loss for the year ended December 31, 1992 includes non-recurring income of $2,436,000, which was the cumulative effect of a change in accounting for income taxes. Net loss for the year ended December 31, 1993 includes an extraordinary item of $12,619,000 resulting from a prepayment premium and other losses from early extinguishment of certain debt.
(4) "Broadcast Cash Flow" is defined as operating income plus (i) noncash expenses, including depreciation and amortization expenses and program amortization expense, plus (ii) corporate expenses, net less (iii) payments for programming rights and net barter revenues (expenses). The Company has included Broadcast Cash Flow data because it understands such data is used by certain investors to measure a Company's ability to service debt. Broadcast Cash Flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.
(5) "Number of stations" represents stations either owned or programmed under a LMA arrangement.
(6) Data for 1996 includes the results of the Company after giving effect to the Acquisition and other acquisitions made during 1996.

A-3
---

(DOLLARS IN THOUSANDS)

                                                      1995
                                                      ----
INCOME STATEMENT DATA:
Net revenues                                        $    -
Selling, general and administrative                    1,116
Operating income (loss)                               (1,116)
Interest expense                                         169
Net income (loss)                                     (1,053)

BALANCE SHEET DATA:
Total assets                                        $134,981
Total long-term debt                                 125,000
Stockholders equity                                    4,148


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The following analyses of the financial condition and results of operations of the Company, A-3 and Holdings should be read in conjunction with the respective entities Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K report.

THE COMPANY
-----------

   The Company's revenues are derived principally from local and national advertisers. Additional revenues are derived from network compensation from ABC, commercial production and rental of broadcast towers. Substantially all of the Company's revenue growth in the last three years has been due to increases in advertising unit rates paid by its advertisers, which have been mostly attributable to improvements in ratings among key demographics, strong advertiser demand as well as the WUXP LMA and other acquisitions made in 1996. The Company has been able to improve its ratings among key demographics due to the availability of high quality programming, including programming provided by Fox, programming provided by FCN, NFL football and first run programming. The development of sales marketing programs, implemented to enhance the Stations' image, has also contributed to the growth in revenues. The Stations conduct local "Kids Expos" and live remote broadcasts, publish promotional advertising print supplements and participate in joint marketing events with local businesses and radio stations.

   The Company's operating revenues are generally highest in the fourth quarter of each year. This seasonality is primarily attributable to increased expenditures by advertisers in anticipation of holiday retail spending and an increase in viewership during the Fall/Winter season. Accordingly, accounts receivable balances as of the end of each of the first three calendar quarterly periods are generally substantially less than the balances as of the end of the year. Each of the Stations generate positive Broadcast Cash Flow. Generally, Stations in larger markets contribute higher Broadcast Cash Flow.

   The Company's principal costs of operations are employee salaries and commissions, programming, production, promotion and other expenses (such as maintenance, supplies, insurance, rent and utilities). Prior to 1994, the Company experienced net losses primarily as a result of non-cash charges attributable to amortization of intangibles, which were paid for at the time of the purchase of the Stations. The

Company reported annual net income for the first time in 1994. This is mainly the result of the decrease in amortization expense due to certain intangible assets becoming fully amortized as well as a decrease in programming amortization. Programming amortization has decreased due to additional programming being provided by Fox and larger charges to amortization expense in the prior year attributable to the amortization of excess programming purchased by the Company in connection with certain Station acquisitions. See "Acquisition of Programming Rights" on the following pages.

   On January 4, 1996, A-3 acquired all of the outstanding stock of Act III for approximately $517 million plus certain amounts defined in the underlying purchase and sale agreement. See Note 3 of "Notes to Consolidated Financial Statements."

A-3
---

   A-3 and its sole stockholder, Holdings, were formed in 1995 to acquire the outstanding capital stock of Act III. The operations of A-3 during 1995 were principally related to the raising of funds through the issuance in a public offering of $125 million of A-3 10 1/4% senior subordinated notes due 2005 (which notes are now obligations of SBC).


RESULTS OF OPERATIONS

THE COMPANY
-----------

   YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

   Set forth below are selected consolidated financial data for the years ended December 31, 1996 and December 31, 1995 and the percentage changes between the periods.

                  Year Ended
                                                        December 31,
                                                     1995         1996
                                                --------------  ---------
                                                       (in thousands)        Change
                                                -------------------------   --------
Net revenues (excluding barter)                      $ 92,125   $107,714      16.9 %
Barter revenues                                         7,876     14,808      88.0
Total net revenues                                    100,001    122,522      22.5
Operating expenses                                     11,136     15,005      34.7
Selling, general and administrative expenses           23,447     23,402      (0.2)
Depreciation and amortization                          29,813     74,724     150.6
Operating income                                       35,605      9,391     (73.6)
Interest expense                                       17,777     34,411      93.6
Net income (loss)                                      22,343    (17,899)   (180.1)
Payments for programming rights                         8,368      9,087       8.6
Broadcast Cash Flow                                    53,985     64,049      18.6

    Net revenues are net of commissions and exclude barter revenues and primarily include local and national spot advertising sales. Net revenues increased to $107,714,000 in 1996 from $92,125,000 in 1995, an increase of $
15,589,000, or 16.9%. Furthermore, net revenues increased at all of the Stations in 1996 from 1995. Approximately $10,800,000 of this increase is attributable to the addition of the WUXP LMA and Station acquisitions made during 1996. Additionally, net revenues increased due to reduced national sales representative commission rates which commenced concurrent with the Acquisition along with higher advertising rates in 1996 when compared with 1995. During 1996, advertising spot rates were positively impacted by the improving economy, resulting in greater advertising spending, along with higher key demographic ratings from additional Fox programming and other syndicated and first run programming. Of the advertising revenues reported for 1996, 56.3% were from local advertising sales and 43.7% were from national advertising sales.

    Local revenues include gross revenues before commissions from local or regional advertisers or their representative agencies. Local and regional areas encompass the station's designated market area and its outlying areas. Local revenues increased to $72,073,000 in 1996 from $59,036,000 in 1995, an increase of $13,037,000, or 22.1%. Of this increase, approximately $6,700,000 is attributable to the addition of the WUXP LMA and Stations acquired in 1996. Furthermore, the increase is due to increased ratings as well as strong advertising demand.

    National revenues include gross revenues before commissions from national advertisers or their representative agencies. National advertisers are advertisers outside of the station's local market or region. National revenues increased to $55,795,000 in 1996 from $50,413,000 in 1995, an increase of $5,382,000, or 10.7%. Approximately $4,630,000 of this increase is related to the WUXP LMA along with Stations acquired during 1996. Additionally, as with local revenues, national revenues increased as a result of higher ratings as well as stronger advertising demand in 1996 when compared with 1995.

    Barter revenues increased to $14,808,000 in 1996 from $7,876,000 in 1995, an increase of $6,932,000, or 88.0%. This change was primarily due to the increase in the value of barter programming rights recorded in the purchase accounting for the Acquisition as well as other acquisitions made in 1996 which resulted in an increase in the revenue recognized therefrom.

    Operating expenses include engineering, promotion, production, programming operations and trade expenses. The Company barters advertising time for certain program material. These transactions are included as operating expenses at management's estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. Operating expenses increased to $15,005,000 in 1996 from $11,136,000 in 1995, an increase of $3,869,000, or 34.7%. The increase is primarily due to the WXLV affiliation switch from Fox Broadcasting Company to the American Broadcasting Company, Inc. in September 1995, as the Company is now producing local news at WXLV, which increased operating expenses by $1,785,000 in 1996. Additionally, operating expenses were further increased by approximately $1,323,000 due to the addition of the WUXP LMA as well as Station acquisitions made during 1996.

    Selling, general and administrative expenses include sales, salaries, commissions, insurance, supplies and general management salaries. Selling, general and administrative expenses decreased to $23,402,000 in 1996 from $23,447,000 in 1995, a decrease of $45,000, or 0.2%. This decrease is the result of reduced corporate overhead, offset somewhat by higher salary costs due to an overall headcount increase.

    Depreciation and amortization includes depreciation of property and equipment, amortization of programming rights and amortization of intangibles. Depreciation and amortization increased to $74,724,000 in 1996 from $29,813,000 in 1995, an increase of $44,911,000, or 150.6%, due to the increased value of all fixed assets, programming rights and intangible assets recorded in the purchase accounting for the Acquisition, and other acquisitions made in 1996.

    Operating income decreased to $9,391,000 in 1996 from $35,605,000 in 1995, a decrease of $26,214,000, due to the reasons discussed above.

    Interest expense includes interest charged on all outstanding debt and the amortization of debt issuance costs over the life of the underlying debt. The $16,634,000 increase in 1996 from 1995 is the result of interest costs incurred on the debt utilized to fund the Acquisition and additional borrowings to fund other acquisitions made during the period.

    The Company had a net loss of $17,899,000 in 1996 compared to net income of $22,343,000 in 1995, a decrease of $40,242,000, due to the reasons discussed above.

    Payments for programming rights increased to $9,087,000 in 1996 from $8,368,000 in 1995, an increase of $719,000, or 8.6%. This increase is a result of increased programming demands relating to the WUXP LMA, an independent station, and other Station acquisitions made during 1996.

    Broadcast Cash Flow increased to $64,049,000 in 1996 from $53,985,000 in 1995, an increase of $10,064,000, or 18.6%. This increase is a result of the aforementioned increased in revenue with a smaller proportional increase in operating, selling, and general and administrative expenses in the aggregate. The Company believes that Broadcast Cash Flow, which is operating income exclusive of amortization, depreciation, barter revenue and expense less the amount of any cash film payments made during the period, is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because broadcasting companies traditionally have large amounts of non-cash expense attributable to amortization of programming rights and other intangibles. Broadcast Cash Flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.


   YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    Set forth below are selected consolidated financial data for the years ended December 31, 1994 and December 31, 1995 and the percentage changes between the periods.

                                                     Year Ended
                                                     December 31,
                                                   1994       1995
                                                   ----       ----    Increase
                                                   (in thousands)    (Decrease)
                                                  ----------------   ----------
Net revenues                                    $83,828   $ 92,125        9.9%
Barter revenues                                   7,942      7,876       (0.8)
Total net revenues                               91,770    100,001        9.0
Operating expenses                                8,518     11,136       30.7
Selling, general and administrative expenses     23,243     23,447        0.9
Depreciation and amortization                    33,494     29,813      (11.0)
Operating income                                 26,515     35,605       34.3
Net income                                        4,364     22,343      412.0
Payments for programming rights                  10,341      8,368      (19.1)
Broadcast Cash Flow                              45,318     53,985       19.1

  Net revenues are net of commissions and exclude barter revenues and primarily include local and national spot advertising sales. Net revenues increased to $92,125,000 in 1995 from $83,828,000 in 1994, an increase of $8,297,000, or
9.9%. Furthermore, total net revenues increased at each of the Owned Stations. Net revenues reported for 1995 consisted of 53.9% from revenues from local advertising sales and 46.1% revenues from national advertising sales.

  Local revenues increased to $59,036,000 in 1995 from $54,698,000 in 1994, an increase of $4,338,000, or 7.9%. This increase was primarily due to higher advertising rates, which were primarily the result of increased ratings along with strong advertising demand.

  National revenues increased to $50,413,000 in 1995 from $45,820,000 in 1994, an increase of $4,593,000, or 10.0%. As with local revenue, national revenues increased due to higher advertising rates which were primarily a result of improved ratings and strong advertising demand.

  The Company barters advertising time for certain program material. These barter transactions are recorded as operating expenses and barter revenue at management's estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. Barter revenue decreased slightly to $7,876,000 in 1995 from $7,942,000 in 1994, a decrease of $66,000 or 0.8%. This decrease was mainly due to reduced use of barter programming as a result of increased programming from Fox and UPN.

  Operating expenses increased to $11,136,000 in 1995 from $8,518,000 in 1994, an increase of $2,618,000, or 30.7%. This change is primarily due to a reversal of accrued music license fee expenses recorded in 1994 of $1,804,000, resulting from an agreement reached between local television stations and Broadcast Music Incorporated, along with additional operating expenses incurred in 1995 in connection with the production of news in WXLV. These increases were slightly offset by a reduction in production expense resulting from WUTV no longer producing Buffalo Sabres Hockey games in 1995, as well as a decrease in barter expenses (reflecting the reduced use of barter programming as described above).

  Selling, general and administrative expenses include sales, salaries, commissions, insurance, supplies, general management salaries, payments under the news agreements for WTAT and WRLH and payments under the Original WGGT LMA (which called for the payment of 25% of WXLV's cash flow). Under the WGGT LMA, the Company's obligation to make such cash flow payment was terminated effective July 1, 1995. Selling, general and administrative expenses increased to $23,447,000 in 1995 from $23,243,000 in 1994, an increase of $204,000, or 0.9%.
This increase was primarily the result of increased corporate costs incurred as a result of the January 4, 1996 sale of the majority of the outstanding stock of the Company, somewhat offset by the decrease in the Original WGGT LMA related payments.

  Depreciation and amortization decreased to $29,813,000 in 1995 from $33,494,000 in 1994, a decrease of $3,681,000, or 11.0%, due to a decrease in amortization of programming rights which decreased to $10,728,000 in 1995 from $12,687,000 in 1994. This decrease in amortization in 1995 resulted primarily from reduction in the amount of programming required to be purchased by the Company due to additional programming being provided by Fox and UPN, and significant amortization charges recorded in 1994 attributable to excess programming purchased by the Company in connection with the acquisition of WZTV in Nashville, Tennessee. Also, certain other intangible assets and certain fixed assets became fully amortized or depreciated in 1994.

  Operating income increased to $35,605,000 in 1995 from $26,515,000 in 1994, an increase of $9,090,000, due to the factors discussed above.

  Net income increased to $22,343,000 in 1995 from $4,364,000 in 1994, an increase of $17,979,000 due to the factors discussed above.

  Payments for programming rights decreased to $8,368,000 in 1995 from $10,341,000 in 1994, a decrease of $1,973,000, or 19.1%. This decrease is attributable to a reduction in the amount of programming required to be purchased by the Company due to increased programming from Fox and UPN, and an overall decrease in the cost per program due to the competitive demand for programming.

   Broadcast Cash Flow increased to $53,985,000 in 1995 from $45,318,000 in 1994, an increase of $8,667,000, or 19.1%. This increase resulted primarily from the reasons discussed above with respect to the various components of Broadcast Cash Flow.



A-3
---

   YEAR ENDED DECEMBER 31, 1995

    Set forth below is selected consolidated financial data for the year ended December 31, 1995.

                                               Year Ended
                                              December 31,
                                                  1995
                                                  ----
Total net revenues                             $   -
Selling, general and administrative expenses     1,116
Operating income (loss)                         (1,116)
Net income (loss)                               (1,053)


  Selling, general and administrative expenses include salaries and payments required under an agreement executed with an executive's former employer related to the executive's termination.


LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY
-----------

  The Company's primary source of liquidity is cash provided by operations. Cash provided by operations during 1996, 1995 and 1994 was $27,170,000, $21,820,000 and $19,339,000, respectively. This increase in cashflow from operations for these periods is attributable primarily to improvements in the Company's operating results.

  Such cash provided by operations is after payments for programming rights, which amounted to $9,087,000, $8,368,000, and $10,341,000, respectively, for the years ended 1996, 1995 and 1994. The Company prepaid certain obligations for programming rights in connection with the Acquisition in 1996. After giving effect to such prepayments, the Company has program payment commitments (including contracts not yet recordable as assets) of $14,851,000 which are payable in 1997, $11,586,000 in 1998, $9,938,000 in 1999, $7,368,000 in 2000 and
$10,706,000 thereafter.

  The Company's primary capital requirements have been for capital expenditures. Capital expenditures totaled $3,105,000, $5,560,000 and $4,518,000 for 1996,
1995 and 1994, respectively. Expenditures for 1996 and 1995 reflect work associated with the replacement of WUTV's transmitter, tower and antenna. Expenditures for 1994 reflected a new transmitter for WXLV. The Company anticipates approximately the same level of capital expenditures in 1997 as 1996, which expenditures the Company anticipates will maintain the Company's operations as well as allow for the completion of the replacement of the transmitter system at WUTV.

  The Company's primary financing activities have been related to borrowings under the existing debt facility to fund the station acquisitions made during 1996.

A-3
---

  A-3's only source of liquidity as of December 31, 1995 was from proceeds of capital stock purchased by Holdings and the funds raised through the issuance in a public offering of $125 million of A-3 10 1/4% senior subordinated notes due 2005 (which notes are now obligations of SBC).


RISK OF LOSS OF TAX BENEFITS

  At December 31, 1996, the Company had net operating loss carryforwards of approximately $93,977,000 for federal income tax purposes, available to reduce future taxable income. To the extent not used, federal net operating loss carryforwards expire in varying amounts beginning in 2002. In addition, the Company had net operating loss carryforwards of approximately $85,810,000 for state and local income tax purposes in various jurisdictions.


  The Company's ability to use its net operating loss carryforwards to offset future federal and certain state and local taxable income, if any, will be limited as the Company has undergone an "ownership change" on January 4, 1996 in connection with the Acquisition. A corporation that undergoes an ownership change is subject to a limit on the rate at which it may use its NOL's. The limitation is $10,050,000 per year subject to certain adjustments under the Internal Revenue Code.

  As a result of the foregoing limits, the Company may pay taxes sooner or in greater amount than it would if the NOLs were not limited. These potential tax effects, for tax periods beyond 1996, could have a material adverse impact on the Company's consolidated financial position or results of operations.

  A corporation that undergoes an ownership change is subject to limitations on the amount of its net operating loss carryforwards which may be used in the future. In addition, the use of certain other deductions attributable to events occurring in periods before such an ownership change that are claimed within the five-year period after such ownership change may also be limited (such deductions, together with net operating loss carryforwards, are referred to as "pre-change losses"). No assurance can be given that an ownership change will not occur as a result of other transactions entered into by the Company, or by certain other parties over which the Company has no control. If an ownership change for income tax purposes occurs, the Company's ability to use "pre-change losses" could be postponed or reduced, possibly resulting in accelerated or additional tax payments which, with respect to tax periods beyond 1996, could have a material adverse impact on the Company's consolidated financial position or results of operations. See Note 8 of "Notes to Consolidated Financial Statements."

INFLATION

  For the three years ended December 31, 1996, inflation and changing prices have not had a significant impact on the Company's results of operations and financial condition.

SEASONALITY

  The Company's operating revenues are generally highest in the fourth quarter of each year. This seasonality is primarily attributable to increased expenditures by advertisers in anticipation of holiday retail spending and on increases in viewership during the Fall/Winter season.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements (together with report of independent accountants) of Act III and the Company and its subsidiaries and financial statement schedules are included on pages F-1 through F-44 of this report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information with respect to the Directors and Executive Officers of SBC and Holdings as of March 15, 1997. All directors will hold office until the next annual meeting of the stockholders and until their successors are duly elected and qualified or until their earlier death, resignation or removal. All officers will hold office until their successors are duly elected or until their death, resignation or removal.

Name                    Age    Position
----                    ---    --------
Peni Garber             34     Director
Peggy Koenig            40     Director
Tim R. Palmer           39     Director
J. Daniel Sullivan      45     Director, President and Chief Executive Officer
Royce Yudkoff           41     Director
Patrick Bratton         31     Chief Financial Officer
David Pulido            42     Executive Vice President-Programming and
                               Legal Affairs and Secretary

The following sets forth certain biographical information with respect to the individuals identified above.

    Peni Garber joined ABRY I (the predecessor fund to ABRY) in 1990. She is a principal and is responsible for investment analysis, working with the portfolio companies of ABRY on an ongoing basis and arranging the disposition of ABRY's investments. Prior to joining ABRY I, Ms. Garber served as Senior Accountant in the Audit Division of Price Waterhouse LLP, an international accounting firm, from 1985 to 1990.

    Peggy Koenig joined ABRY in 1995. She is a partner and is responsible for initiating investment opportunities and arranging debt and equity financing. From 1992 until joining ABRY, Ms. Koenig was President of Koenig Management Group, Inc., a financial management company which provided advisory services to broadcast related companies, including ABRY I. From 1988 to 1992, Ms. Koenig was Vice President, partner and member of the Board of Directors of Sillerman Communications Management Corporation, a merchant bank, which makes investments principally in the radio industry.

    Tim R. Palmer is a Managing Director of Harvard Private Capital Group, Inc. ("Harvard Private Capital"), which manages the direct investment portfolio of the Harvard University endowment fund and is a wholly owned subsidiary of the President and Fellows of Harvard College. Prior to joining Harvard Private Capital in 1990, Mr. Palmer was Manager, Business Development for The Field Corporation, a Chicago-based investment management firm specializing in direct investments in the communications industry, and an attorney with Sidley & Austin in Chicago. Mr. Palmer serves on the board of directors of NHP Incorporated, PriCellular Corporation and several private companies.

    J. Daniel Sullivan is President and Chief Executive Officer of Holdings and the Company. From 1988 to September 1995 (when he signed the Sullivan Employment Agreement (as defined)), Mr. Sullivan was the President and Chief Executive Officer of Clear Channel, a wholly owned subsidiary of Clear Channel Communications, Inc., which owned and/or programmed fourteen television stations as of June 30, 1995. Mr. Sullivan has been an executive in the television broadcasting business for 22 years. Mr. Sullivan serves on the Holdings Board of Directors pursuant to the Sullivan Employment Agreement.

    Royce Yudkoff co-founded ABRY I in 1989 with Andrew Banks. Mr. Yudkoff has managing partner responsibilities for ABRY and had similar responsibilities for ABRY I. Prior to the formation of ABRY I, Mr. Yudkoff was affiliated with Bain & Company ("Bain"), an international consulting firm. He was a partner at Bain from 1985 until the time he co-founded ABRY I. While at Bain, Mr. Yudkoff had significant responsibility for Bain's media practice.

    Patrick Bratton is Chief Financial Officer of Holdings and the Company. From October 1993 until November 1995 (when he signed the Bratton Employment Agreement (as defined)), Mr. Bratton was the controller of Honeywell DMC Services, Inc., an energy conservation services company. Previously, Mr. Bratton was a manager with Price Waterhouse LLP, an international accounting firm, which he joined in August 1988.

    David Pulido is Executive Vice President--Programming and Legal Affairs and Secretary of Holdings and the Company. Mr. Pulido joined ABRY I in 1990 and was a partner prior to joining SBC, with responsibility for evaluating investment opportunities and overseeing on-going programming, legal and regulatory matters related to ABRY's investments. Prior to joining ABRY I, Mr. Pulido spent eight years in the television business at MCA, Paramount Pictures and Columbia Pictures, most recently as Director of Legal and Business Affairs for MCA Television from 1986 to 1990.

ITEM 11. EXECUTIVE COMPENSATION

ACT III
-------

    Compensation of Directors. Those directors who are not also officers or employees of the Company receive reimbursement for expenses in attending each meeting of the Board of Directors and for each committee meeting attended.

    Compensation of Executive Officers. The following table summarizes the compensation paid to the Chief Executive Officer and the Company's most highly compensated officers as to whom the total annual salary and bonus exceeded $100,000 in 1995, for services rendered to the Company. These officers are no longer employed by the Company effective as of the Acquisition.

SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                                                                   COMPENSATION
                                                                                   ------------
                                                                                      SHARES
                                                                                    UNDERLYING
                                                    ANNUAL COMPENSATION              OPTIONS
NAME                        PRINCIPAL POSITION       YEAR      SALARY     BONUS      GRANTED
----                    --------------------------  -------  ----------  --------  ------------
Hal Gaba                Chief Executive Officer        1995    $200,000  $ 50,000             -
                                                       1994     200,000    50,000           3.0

Richard M. Ballinger    President, Chief Operating     1995    $306,000  $300,000             -
                        Officer                        1994     256,000   190,000           4.5

John F. DeLorenzo       Executive Vice President,      1995    $201,000  $160,000             -
                        Chief Financial Officer        1994     181,000    85,000           3.0

   Compensation for Executive Officers was determined by the Compensation Committee of the Board of Directors of the Company. Executive Officer compensation was principally in the form of annual salary and cash bonuses paid on a quarterly basis. In making compensation determinations, the Compensation Committee considered several criteria, including the Company's performance and growth, industry standards for similarly situated companies and the experience and qualitative performance of such Executive Officers.

   Specifically, the Company's financial performance for the fiscal year and quarters were analyzed and compared against budgeted performance goals for such periods. However, commencing June 1, 1993, the annual salaries of Mr. Ballinger and Mr. DeLorenzo were set by their respective employment agreements at a minimum base of $250,000 and $175,000, respectively, plus bonuses.

   Quarterly bonuses for the Company's Executive Officers were set exclusively on comparison of the Company's quarterly financial performance to budgeted goals. The extent to which such quarterly goals were surpassed or not achieved affected the bonuses paid to the Executive Officers. In the past, the Company's performance had approximated budgeted goals, resulting in regular quarterly bonuses for Executive Officers. Typically, bonuses were established at the beginning of each fiscal year by the Chief Executive Officer.

   Long-term compensation of Executive Officers and certain other Company employees were in the form of options to purchase Class B Common Stock (as defined) under the Company's 1989 Management

Stock Option Plan, as amended. Awards of such stock options were determined by the Stock Option Plan Committee of the Board of Directors. These option awards were generally not considered or intended to be part of the Executive Officers' annual compensation, but rather to provide long-term incentive and motivation through equity ownership in the Company.

   No options were granted by the Company in 1995 to the Executive Officers named in the Summary Compensation Table fiscal year-end option values for the Executive Officers named in the Summary Compensation Table. All outstanding options were exercised by such individuals in 1996.

FISCAL YEAR-END OPTION VALUES - 1995

                                    NUMBER OF SHARES
                                 UNDERLYING UNEXERCISED               VALUE OF UNEXERCISED
                                  OPTIONS AT YEAR-END                 OPTIONS AT YEAR-END(1)
                                  -------------------                 ----------------------
NAME                           EXERCISABLE   UNEXERCISABLE         EXERCISABLE    UNEXERCISABLE
Hal Gaba                           5.00          13.00                $ 14,250        $28,500
Richard M. Ballinger              74.00          15.50                 814,400         73,850
John F. DeLorenzo                 22.83          13.67                 242,159         87,066

(1) Based upon the value of $11,850 per Class B Share.


THE COMPANY, A-3 AND HOLDINGS
-----------------------------

    Compensation of Directors. Those Directors who are not also officers or employees of the Company receive reimbursement for expenses in attending each meeting of the Board of Directors and for each committee meeting attended.

   Compensation of Executive Officers. The following table summarizes the compensation paid to the Chief Executive Officer and the Company's most highly compensated officers as to whom the total annual salary and bonus exceeded $100,000 in 1996, for services rendered to the Company.

SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION
NAME                  PRINCIPAL POSITION         YEAR         SALARY     BONUS
----                  ------------------         -----------------------------

J. Daniel Sullivan    Chief Executive Officer       1996    $411,305  $150,000
                                                    1995      94,231         -

David Pulido          Executive Vice President,     1996    $173,343  $ 72,250
                      Programming and Legal
                      Affairs

Patrick Bratton       Chief Financial Officer       1996    $ 75,085  $ 37,300


  Compensation for Executive Officers is determined based upon the respective officer's employment agreement. Increases to the contractual salaries and annual non-contractual discretionary bonuses are determined by the Board of Directors based upon the Company's overall performance against financial targets and the individual's performance during the past year.

EMPLOYMENT AGREEMENTS OF HOLDINGS AND SBC

SULLIVAN EMPLOYMENT AGREEMENT

    SBC, Holdings and Mr. Sullivan are parties to an Executive Employment Agreement, dated as of September 13, 1995 ( the "Sullivan Employment Agreement"), under which, Mr. Sullivan will serve as President and Chief Executive Officer of Holdings and as a director and member of the executive committee, if any, of the Board of Directors of Holdings and SBC. Additionally, under the Sullivan Employment Agreement, Holdings will cause Mr. Sullivan to be elected President and Chief Executive Officer of any of its wholly-owned direct or indirect subsidiaries which is the holder of any FCC license to operate television, radio or other broadcast properties (including SBC). The Sullivan Employment Agreement is for an initial term through September 13, 2000 (with automatic successive one-year renewals thereafter unless either party gives 180 days prior notice of its intent to terminate), subject to earlier termination as described below. The Sullivan Employment Agreement provides for an annual base salary of $350,000, an annual guaranteed bonus of $150,000 (the "Guaranteed Bonus") and an additional bonus each year as determined by the Holdings Board of Directors in its sole discretion based upon Holdings' overall performance and the satisfaction of the personal goals of Mr. Sullivan as established by the Holdings Board of Directors. Mr. Sullivan has purchased at the Closing, 200,000 shares of Class B-2 Common Stock for $10.00 per share and 347,512 shares of Class C Common Stock for $0.5720665 per share, for an aggregate purchase price of $2,198,800.

    The Sullivan Employment Agreement will terminate under the following circumstances: (i) Mr. Sullivan's death, (ii) the illness, physical or mental disability or other incapacity of Mr. Sullivan resulting in an inability to perform his duties under the Sullivan Employment Agreement for six consecutive months and (iii) a Sale of Holdings (as defined in the Sullivan Employment Agreement). In addition, (i) Holdings may terminate the Sullivan Employment Agreement for any reason on or after September 13, 1996 upon thirty days notice and subject to the obligation to make termination payments described below and
(ii) Mr. Sullivan may terminate the Sullivan Employment Agreement at any time for Good Reason (as defined in the Sullivan Employment Agreement), and for any reason on or after September 13, 1996 upon thirty days notice, provided that in the latter case Holdings will have the right, exercisable at any time within ninety days after the date of termination, to repurchase 69,502 shares of the Holdings Class C Common Stock at $0.5720665 per share (which is Mr. Sullivan's original purchase price per share). Holdings may also require Mr. Sullivan to retire upon attaining age 65.

    Under the Sullivan Employment Agreement, in the event Mr. Sullivan's employment with Holdings is terminated other than by reason of Mr. Sullivan's death or following a Sale of Holdings, then Holdings will have the right, exercisable at any time within 90 days after the date of termination of employment, to repurchase for cash that number of Mr. Sullivan's shares of Holdings Class C Common Stock for $0.5720665 (which is Mr. Sullivan's original purchase price per share) as follows:

                                                    SHARES WHICH MAY BE
                                                        REPURCHASED
                                                        -----------
Termination on or after 9/13/96 but before 9/13/97.......  278,010
Termination on or after 9/13/97 but before 9/13/98.......  208,507
Termination on or after 9/13/98 but before 9/13/99.......  139,005
Termination on or after 9/13/99 but before 9/13/00.......   69,502
Termination on or after 9/13/00..........................        0


    Under the Sullivan Employment Agreement, in the event Mr. Sullivan's employment is terminated under certain limited circumstances, then Holdings will be required to purchase all of the shares of Holdings Class C Common Stock held by Mr. Sullivan for a purchase price stated within the agreement.

    Under the Sullivan Employment Agreement, if Mr. Sullivan's employment is terminated by reason of Mr. Sullivan's death, following a Sale of Holdings or by Mr. Sullivan without Good Reason, Holdings will pay to Mr. Sullivan (or his estate, as the case may be) any accrued and unpaid base salary as of the date of termination and the Guaranteed Bonus, prorated through the date of termination. Under the Sullivan Employment Agreement, if Mr. Sullivan's employment is terminated by reason of Mr. Sullivan's disability, then Mr. Sullivan will continue to receive his base salary and the Guaranteed Bonus, less any amounts paid to Mr. Sullivan pursuant to disability insurance, for 12 months after the date of termination, and if Mr. Sullivan's employment is voluntarily terminated by Holdings for any reason or by Mr. Sullivan for Good Reason, Mr. Sullivan will continue to receive his base salary and the Guaranteed Bonus for one year after the date of termination. A "Sale of Holdings" will occur when Holdings consolidates with or merges with and into any other entity, effects a share exchange, sells all or substantially all of its assets or enters into a comparable capital transaction pursuant to which Holdings is not the continuing or surviving corporation or a sale of a majority of the outstanding voting power of Holdings equity securities to a third party occurs such that the beneficial owners of Holdings have substantially changed and, in such transaction, the stockholders of Holdings receive at least 50% of the value of their Holdings Common Stock held immediately prior to such consolidation, merger, share exchange, asset sale, stock sale or comparable transaction of Holdings. For purposes of the Sullivan Employment Agreement, termination of Mr. Sullivan's employment following a transaction described in the definition of a "Sale of Holdings" in which the stockholders of Holdings do not receive at least 50% of such value will be considered to be a voluntary termination by Holdings.

BRATTON EMPLOYMENT AGREEMENT

    SBC, Holdings and Mr. Bratton are parties to an Executive Employment Agreement, dated as of November 10, 1995 ( the "Bratton Employment Agreement"), under which Mr. Bratton will serve as Chief Financial Officer of each of Holdings and the SBC. Under the Bratton Employment Agreement, Mr. Bratton's employment was for an initial term through December 31, 1996 (the "Initial Term") and, after the Initial Term, will continue on a month-by-month basis.
The Bratton Employment Agreement provides for an annual base salary of $90,000 and a guaranteed bonus of $25,000. Mr. Bratton purchased, at the Closing, 6,000 shares of Holdings Class C Common Stock and an additional 10,000 shares of Holdings Class C Common Stock in December 1996, each at $0.5720665 per share (for an aggregate purchase price of $9,153).

    SBC's employment of Mr. Bratton under the Bratton Employment Agreement will terminate under the following circumstances: (i) Mr. Bratton's death, (ii) the illness, physical or mental disability or other incapacity of Mr. Bratton resulting in an inability to perform his duties under the Bratton Employment Agreement for three consecutive months, subject to certain notice requirements, and (iii) if, after the Initial Term, Holdings consolidates or merges with and into any other entity, effects a share exchange, sells all or substantially all of its assets or enters into a comparable capital transaction pursuant to which Holdings is not the continuing or surviving corporation or a sale of a majority of the outstanding voting power to a third party such that the beneficial owners of Holdings have substantially changed. In addition, (I) SBC may terminate Mr. Bratton's employment for any reason or for Company's Good Reason (as defined in the Bratton Employment Agreement) and (ii) Mr. Bratton may terminate his employment at any time with or without Executive Good Reason (as defined in the Bratton Employment Agreement). SBC may also require Mr. Bratton to retire upon attaining age 65.

    Under the Bratton Employment Agreement, in the event Mr. Bratton's employment with SBC is terminated other than following a Sale of Holdings, then Holdings will have the right, exercisable at any time within 90 days after the date of termination of employment, to repurchase for cash, from Mr. Bratton or his estate, executors and/or personal representatives, as the case may be, that number of Mr. Bratton's shares of Holdings Class C Common Stock for $0.5720665 (which is Mr. Bratton's original purchase price per share) as follows:

                                                            SHARES WHICH
                                                               MAY BE
                                                            REPURCHASED
                                                            -----------
Termination on or after 11/20/96 but before 11/20/97........  12,800
Termination on or after 11/20/97 but before 11/20/98........   9,600
Termination on or after 11/20/98 but before 11/20/99........   6,400
Termination on or after 11/20/99 but before 11/20/00........   3,200
Termination on or after 11/20/00............................       0


    Under the Bratton Employment Agreement, if Mr. Bratton's employment is terminated by reason of Mr. Bratton's death, following a Sale of Holdings, by Holdings with Good Reason, or by Mr. Bratton without Good Reason, then SBC will pay to Mr. Bratton (or his estate, as the case may be) any accrued and unpaid base salary as of the date of termination. If Mr. Bratton's employment is terminated by reason of Mr. Bratton's disability, then Mr. Bratton will continue to receive his base salary, less any amounts paid to Mr. Bratton pursuant to disability insurance, for three months after the date of termination, and if

Mr. Bratton's employment is voluntarily terminated by SBC without Good Reason or by Mr. Bratton for Good Reason, Mr. Bratton will continue to receive his base salary for the remainder of the initial term for such reason after the Initial Term. For purposes of the Bratton Employment Agreement, termination of Mr. Bratton's employment following a transaction described in the definition of a "Sale of Holdings" in which the stockholders of Holdings do not receive at least 50% of such value will be considered to be voluntary termination by the Company.

PULIDO EMPLOYMENT AGREEMENT

    SBC and Mr. Pulido have executed an Executive Employment Agreement (the "Pulido Employment Agreement") under which Mr. Pulido serves as Executive Vice President--Programming and Legal Affairs and Secretary of each of Holdings and SBC.

    Mr. Pulido purchased, at the Closing, 10,000 shares of Holdings Class B-1 Common Stock for $10.00 per share (for an aggregate purchase price of $100,000) and 61,500 shares of Holdings Class C Common Stock for $0.5720665 per share (for an aggregate purchase price of $35,182) In addition, Mr. Pulido acquired 20,000 shares of Holdings Class C Common Stock in December 1996, each at $0.5720665 per share (for an aggregate purchase price of $11,441).

    The Pulido Employment Agreement has an initial term and will terminate under comparable circumstances to those set forth in the Sullivan Employment Agreement. The Pulido Employment Agreement provides for an annual base salary of $185,000 and a guaranteed bonus of $55,000. The Pulido Agreement is also expected to contain provisions comparable to the Sullivan Employment Agreement giving Holdings the right to repurchase shares of Holdings Class B-1 Common Stock and Holdings' Class C Common Stock held by Mr. Pulido and requiring payments to Mr. Pulido under certain circumstances upon employment termination.



ITEM 12.                SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

HOLDINGS
--------

OWNERSHIP

     The following table sets forth certain information regarding the beneficial ownership of Holdings Common Stock as of March 15, 1997 by (i) holders having beneficial ownership of more than five percent of Holdings Common Stock by vote,
(ii) each director of Holdings, (iii) the executive officers of Holdings, and
(iv) all such directors and executive officers as a group. The general managers of the Stations own as a group 45,000 shares of Class B-1 Common Stock and 400,842 shares of Class C Common Stock.

                                                    HOLDINGS COMMON STOCK
                                                  -------------------------
                                               TYPE OF     NUMBER OF   PERCENT
NAME OF BENFICIAL OWNER                     SHARES OWNED    SHARES   OF CLASS(a)
-----------------------                     ------------    ------   -----------
ABRY Broadcast Partners II, L.P. (b).....     Class B-2     5,958,211    80.9%
  18 Newbury Street
  Boston, MA 02116

Patrick Bratton(c)(d)....................     Class C          16,000      *

Peni Garber(c)...........................     Class B-1           500      *

Peggy Koenig(c)..........................     Class B-1         1,688      *

David Pulido(c)(d).......................     Class B-1        10,000     1.1
                                              Class C          81,500

Tim R. Palmer(f).........................     Class B-1       941,598     1.3
  Harvard Private Capital
  600 Atlantic Avenue, 26th Floor
  Boston, MA  02210

J. Daniel Sullivan(g)....................     Class B-2       200,000     7.4
  4431 Dyke Bennett Road                      Class C         347,512
  Franklin, TN 37064

Royce Yudkoff(c)(g)......................     Class B-1         9,205    80.9
                                              Class C       5,958,211

Directors and executive officer
  as a group.............................     Class B-1       962,991    90.9
                                              Class B-2     6,158,211
                                              Class C         415,012

---------------
(a) For such purpose, all shares of Holdings Common Stock are treated as a single class. Percentages are based on the percentage of total voting power and are rounded to the nearest one-tenth of one percent. An asterisk indicates less than 1.0%.
(b) ABRY Holdings, Inc., the general partner of ABRY Capital, which is the general partner of ABRY, is wholly owned by Mr. Yudkoff.
(c) The business address of Mr. Bratton, Ms. Garber, Ms. Koenig, Mr. Pulido and Mr. Yudkoff is 18 Newbury Street, Boston, MA 02116.
(d) Mr. Bratton's shares are subject to the Bratton Employment Agreement. See "Management--Bratton Employment Agreement."
(e) Mr. Pulido's shares are subject to the Pulido Employment Agreement. See "Management--Pulido Employment Agreement."

(f) Represents shares that Harvard Private Capital has the right to acquire under Holdings Warrants and other shares purchased by Harvard Private Capital. Mr. Palmer has neither sole investment power not sole voting power over such shares, and disclaims beneficial ownership thereof.
(g)  Mr. Sullivan's shares are subject to the Sullivan Employment Agreement.
     See "Management--Sullivan Employment Agreement."
(h) Mr. Yudkoff may be deemed to be the beneficial owner of the Holdings Common Stock held by ABRY. See Note (b) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     In connection with the Acquisition, the Company and Holdings paid ABRY a fee of $500,000. The Company, Holdings and ABRY Partners, Inc. are parties to an agreement pursuant to which ABRY Partners provides management, financial and other corporate advisory services to SBC and Holdings. Under such agreement, ABRY Partners, Inc. will receive an annual fee of $250,000 (adjusted upward annually for increases, if any, in the consumer price index) plus reimbursement of expenses. ABRY has determined that such annual fee is an appropriate level of compensation for the management services expected to be provided. In connection with the Closing, SBC and Holdings reimbursed ABRY for expenditures incurred in connection with SBC and Holdings and paid on their behalf by ABRY of approximately $1.5 million.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
                                                            Page
(a) (1)  Financial Statements

Sullivan Broadcasting Co., Inc. and Subsidiaries (formerly Act III Broadcasting, Inc. as Successor by Merger with A-3 Acquisitions, Inc.)

Report of Independent Public Accountants for the Years Ended
December 31, 1994 and 1995                                         F-2

Consolidated Balance Sheets at December 31, 1995                   F-3

Consolidated Statements of Operations for the Years Ended
December 31, 1994 and 1995                                         F-5

Consolidated Statements of Changes in Shareholders'
Equity for the Years Ended December 31, 1994 and 1995              F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1994 and 1995                                         F-7

Notes to Consolidated Financial Statements                         F-9

Sullivan Broadcasting Company, Inc. and Subsidiaries

Report of Independent Accountants for the Period from Inception
(June 2, 1995) through December 31, 1995 and the Year Ended
December 31, 1996                                                  F-25

Consolidated Balance Sheet at December 31, 1995 and 1996           F-26

Consolidated Statement of Operations for the period from
Inception (June 2, 1995) through December 31, 1995 and the
Year Ended December 31, 1996                                       F-28

Consolidated Statement of Changes in Shareholders' Equity
for the Period from Inception (June 2, 1995) through
December 31, 1995 and the Year ended December 31, 1996             F-29

Consolidated Statement of Cash flows for the Period from
Inception (June 2, 1995) through December 31, 1995 and the
year Ended December 31, 1996                                       F-30

Note to Consolidated Financial Statements                          F-32

(a) (2) Financial Statements

Schedule II - Valuation and Qualifying Accounts

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT
------                  ----------------------

4.1 Supplemental Indenture dated as of February 7, 1996 between Sullivan Broadcasting Company, Inc. (as successor to A-3 )
       and State Street Bank and Trust Company, as trustee
       (the "Trustee") relating to the Notes                             *

4.2    Supplemental Indenture dated as of June 30, 1996 between
       Sullivan Broadcasting Company, Inc. (as successor to A-3 )
       and State Street Bank and Trust Company, as trustee
       (the "Trustee") relating to the Notes                             **

10.1   First Amendment to Credit Agreement dated as of May 24, 1996 by and among Sullivan Broadcasting comapny, Inc. as successor to A-3 Acquisitions, Inc., NationsBank of Texas, N.A. and
       certain other lenders                                             **

10.2   Second Amendment to Credit Agreement dated as of July 10, 1996 by and among Sullivan Broadcasting comapny, Inc. as successor to A-3 Acquisitions, Inc., NationsBank of Texas, N.A. and
       certain other lenders                                             ***

10.3 Third Amendment to Credit Agreement dated as of July 10, 1996 by and among Sullivan Broadcasting comapny, Inc. as successor to A-3 Acquisitions, Inc., NationsBank of Texas, N.A. and certain other lenders

12.1   Computation of ratio of earnings to fixed charges

21.1   Subsidiaries of Sullivan Broadcasting Company, Inc.

* Incorporated herein by reference from the Company's 10-Q for the quarterly period ended March 31, 1996.

** Incorporated herein by reference from the Company's 10-Q for the quarterly period ended June 30, 1996.

*** Incorporated herein by reference from the Company's 10-Q for the quarterly period ended September 30, 1996.

(b)    No reports on Form 8-K were filed during the quarter ending
       December 31, 1996.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 SULLIVAN BROADCASTING COMPANY, INC.



    By:
       -------------------------
      J. Daniel Sullivan
      President and Chief Executive Officer

    Date:
         -------------------------

   Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



                                               President, Chief Executive
---------------------    ----------------      Officer and Director
 J. Daniel Sullivan      Date                  (Principal Executive Officer)

                                               Chief Financial Officer
---------------------    ----------------      (Principal Financial
 Patrick Bratton         Date                  Officer and Principal Accounting
                                               Officer)

---------------------    ----------------      Director
 Peggy Koenig            Date

---------------------    ----------------      Director
  Peni Garber            Date

Sullivan Broadcasting
Company, Inc. and Subsidiaries
(Formerly Act III Broadcasting, Inc. as
successor by merger with A-3
Acquisition, Inc.)
Consolidated Financial Statements
December 31, 1995

                       Report of Independent Accountants


March 25, 1996

To the Board of Directors and Shareholders of Sullivan Broadcasting Company, Inc.
(formerly Act III Broadcasting, Inc. as successor by merger with A-3 Acquisition, Inc.)

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' deficit, and of cash flows present fairly, in all material respects, the financial position of Sullivan Broadcasting Company, Inc. and its subsidiaries (the "Company") at December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Boston, Massachusetts

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
(dollars in thousands)
-------------------------------------------------------------------------------

                                                   December 31,
                                                       1995
Assets
Current assets:
Cash and cash equivalents                           $ 3,584
  Accounts receivable, net of allowance
    for doubtful accounts of $983                    28,943
  Current portion of programming rights               8,943
  Prepaid expenses and other current assets             213
                                                   --------


      Total current assets                           41,683

Property and equipment, net                          20,399

Programming rights, net of current portion           10,852

Deferred loan costs, net of accumulated
  amortization of $2,219                              3,769

Deferred tax assets                                   7,326

Other asset and intangible assets, net               50,797
                                                   --------
   Total assets                                    $134,826
                                                   ========

                    The accompanying notes are an integral
                      part of these financial statements.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (cont'd)
-------------------------------------------------------------------------------

                                                            December 31,
                                                               1995
Liabilities and Shareholders' Deficit
Current liabilities:
 Current portion of programming contracts payable            $ 12,788
 Current portion of senior debt                                24,078
 Taxes payable                                                  1,961
 Interest payable                                                 515
 Accounts payable                                               1,482
 Accrued expenses                                               4,239
                                                            ---------

  Total current liabilities                                    45,063

Senior debt, net of current portion                            38,898
Subordinated debt                                             100,000
Programming contracts payable, net of current portion          12,542
Other liabilities                                                 450
                                                            ---------
   Total liabilities                                          196,953

8% cumulative redeemable preferred stock, non-voting,
 $.01 par value - authorized 33.827 shares;
 16.627 shares issued and outstanding                          26,386
                                                            ---------

Commitments and contingencies (Note 11)
                                                            ---------
Shareholders' deficit:
  Class A common stock, voting, $.01 par value -
    authorized 8,000 shares; 893.720 shares issued
    and outstanding                                                 9
  Class B common stock, non-voting, $.01 par value -
    authorized 500 shares; none issued and outstanding
  Class C common stock, non-voting, $.01 par value -
    authorized 5,000 shares; 666.879 shares issued
    and outstanding                                                 7
  Additional paid-in capital                                    3,767
  Accumulated deficit                                         (92,296)
                                                            ---------

   Total shareholders' deficit                                (88,513)
                                                            ---------

   Total liabilities and shareholders' deficit               $134,826
                                                            =========

                    The accompanying notes are an integral
                      part of these financial statements.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
(dollars in thousands)
-------------------------------------------------------------------------------

                                                         Year ended
                                                        December 31,
                                                      1994       1995

Revenues                                             $102,213  $112,039
  Less - commissions                                   18,385    19,914
                                                     --------  --------
Net revenues                                           83,828    92,125
Barter revenues                                         7,942     7,876
                                                     --------  --------
Total net revenues                                     91,770   100,001

Expenses:
 Operating expenses                                     8,518    11,136
 Selling, general and administrative                   23,243    23,447
 Amortization of programming rights                    20,367    18,033
 Depreciation and amortization                         13,127    11,780
                                                     --------  --------
                                                       65,255    64,396
                                                     --------  --------
     Operating income                                  26,515    35,605

Interest expense, including amortization of
  debt discount and deferred loan costs                18,587    17,777
Other expenses                                             50       247
                                                     --------  --------

Income before provision for income taxes                7,878    17,581
Provision (benefit) for income taxes                    3,514    (4,762)
                                                     --------  --------

   Net income                                        $  4,364  $ 22,343
                                                     ========  ========

                    The accompanying notes are an integral
                      part of these financial statements.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Deficit
(dollars in thousands)
-------------------------------------------------------------------------------



                                   Class A                    Class C         Additional                                  Total
                                Common Stock               Common Stock         Paid-in    Accumulated     Deferred    Shareholders'
                            Shares         Amount      Shares       Amount      Capital      Deficit      Compensation    Deficit
Balance at
  December 31, 1993       1,105.686       $ 11       666.879          $ 7      $16,991       $(119,003)    $  (306)       $(102,300)

                          ---------       ----       -------          ---      -------       ---------     -------        ---------

Accretion of
 discount and
 dividends on 8%
 Cumulative Redeemable
 Preferred Stock                                                                (2,336)                                      (2,336)

Repurchase of Class
A Stock                    (211.966)        (2)                                 (8,370)                                      (8,372)

Amortization of
 deferred compensation                                                                                         153              153
Net income                                                                                       4,364                        4,364
                          ---------       ----       -------          ---      -------       ---------     -------        ---------


Balance at
 December 31, 1994          893.720          9       666.879            7        6,285        (114,639)       (153)        (108,491)


Accretion of discount
 and dividends on 8%
 Cumulative Redeemable
 Preferred Stock                                                                (2,518)                                     (2,518)
Amortization of
 deferred compensation                                                                                         153             153
Net income                                                                                     22,343                       22,343
                          ---------       ----       -------          ---      -------       ---------     -------       ---------
Balance at
 December 31, 1995          893.720      $  9        666.879          $ 7     $  3,767        $(92,296)    $    --      $ (88,513)
                          =========       ====       =======          ===      =======       =========     =======        ========

                    The accompanying notes are an integral
                      part of these financial statements.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(dollars in thousands)
-------------------------------------------------------------------------------

                                                                  Year ended
                                                                  December 31,
                                                                1994        1995
Cash flows from operating activities:
 Net income                                                    $  4,364   $22,343
 Adjustments to reconcile net loss to net cash provided
  by operating activities:
   Adjustment to goodwill relating to realization of
    net operating loss                                            2,717       484
   Depreciation of property and equipment                         3,311     3,147
   Amortization of intangibles                                    9,816     8,633
   Amortization of programming rights, excluding barter          12,687    10,728
   Payments for programming rights                              (10,341)   (8,368)
   Prepayment of WGGT time brokerage fees                            --    (6,000)
   Amortization of debt issuance costs and discount                 890       851
   Loss on sale or retirement of fixed assets                        48        24
   Increase in interest payable                                      --        95
   Amortization of deferred compensation                            153       153
 Changes in assets and liabilities:
   Increase in accounts receivable                               (3,595)   (3,121)
   Decrease (increase) in prepaid expenses and other assets         249      (515)
   Increase in deferred tax assets                                   --    (7,326)
   Increase in taxes payable                                         75     1,105
   Decrease in accounts payable and other accrued
    liabilities                                                  (1,035)     (413)
                                                                -------   -------
 Net cash provided by operating activities                      $19,339   $21,820
                                                                =======   =======

                    The accompanying notes are an integral
                      part of these financial statements.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Consolidated Cash Flows (cont'd)
(dollars in thousands)
-------------------------------------------------------------------------------

                                                     Year ended
                                                     December 31,
                                                  1994        1995

Cash flows from investing activities:
 Payment for WGGT option                        $     --    $ (1,000)
 Purchase of fixed assets                         (4,518)     (5,560)
 Proceeds from sale of fixed assets                   20          --
                                                 --------    --------
Net cash used for investing activities            (4,498)     (6,560)
                                                --------    --------

Cash flows from financing activities:
 Payment of principal amounts                     (5,971)    (14,971)
 Repurchase of Class A common stock               (8,372)         --
                                                --------    --------

Net cash used for financing activities           (14,343)    (14,971)
                                                --------    --------

  Net increase in cash and cash equivalents          498         289
  Cash and cash equivalents, beginning of year     2,797       3,295
                                                --------    --------

  Cash and cash equivalents, end of year        $  3,295    $  3,584
                                                ========    ========

                    The accompanying notes are an integral
                      part of these financial statements.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

1.  Basis of Presentation and Summary of Significant Accounting Policies

On January 4, 1996, all of the outstanding capital stock of Act III Broadcasting (the "Company") was purchased by and the Company was merged with and into A-3 Acquisition, Inc. The Company then changed its name to Sullivan Broadcasting Company, Inc. ("SBC") (Note 13).

The Company was incorporated in Delaware in 1986 and currently owns, operates and/or programs, through its subsidiaries, seven Fox Broadcasting Company ("Fox") affiliated stations, one television station affiliated with the American Broadcasting Companies, Inc. ("ABC"), and two independent television stations that the Company programs under time brokerage agreements throughout the Northeast, Southeast, and Mid-Atlantic states. Television broadcasting is subject to the jurisdiction of the Federal Communications Commission ("FCC") under the Communications Act of 1934, as amended (the "Communications Act").
The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, determine the location of the stations, regulate the equipment used by the stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for violation of such regulations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

As of December 31, 1995, Act III Communications Holdings, L.P. ("Holdings") directly owned approximately 15%, 100% and 6% of the Company's 8% Cumulative Redeemable Preferred Stock ("Senior Preferred Stock"), Class A Common Stock and Class C Common Stock, respectively.

Revenue Recognition
Advertising revenues are recognized in the period during which the time spots are aired. Revenues from other sources are recognized in the period when the services are provided.

Barter Transactions
The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. The related revenue is recognized when commercials are broadcast. Goods or services received are recorded as assets or expenses when received or used, respectively.

The Company barters advertising time for certain program material. These transactions are recorded at management's estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Concentration of Credit Risk

Financial instruments which potentially expose the Company to a concentration of credit risk include cash, cash equivalents and accounts receivable. The Company maintains cash in excess of federally insured deposits at several financial institutions at December 31, 1995. The Company does not believe that such deposits are subject to any unusual credit risk beyond the normal credit risk associated with operating its business. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management's expectations.

Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

Programming Rights and Contracts Payable
Programming rights, primarily in the form of syndicated programs and feature film packages, represent amounts paid or payable to program suppliers for the limited right to broadcast the suppliers' programming and are recorded when available for use. Programming rights are stated at the lower of unamortized cost or net realizable value. Amortization is computed using the straight-line method based on the license period or based on usage, whichever yields the greater accumulated amortization for each program. Programming rights expected to be amortized within one year are classified as current.

Programming contracts payable represent the gross amounts to be paid to program suppliers over the life of the contracts for programming rights for which the broadcast period has begun. The portion of programming contracts payable within one year is classified as current. Aggregate maturities of programming contracts payable at December 31, 1995 for the ensuing five years are as follows: 1996 - $12,788,000; 1997 - $6,671,000; 1998 - $3,894,000; 1999 -
$1,316,000; 2000 - $550,000; and $111,000 thereafter.

The Company has estimated the fair value of these programming contracts payable at approximately $17,606,000 as of December 31, 1994 and $21,412,000 as of December 31, 1995, based on future cash flows discounted at the Company's current borrowing rate.

Property and Equipment
Property and equipment is stated on the basis of cost or estimated fair value at the date of acquisition. Expenditures for renewals and improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to income when incurred. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets which range from three to thirty-seven years.

Intangible Assets
Intangible assets represent the estimated fair value of both identifiable assets and goodwill resulting from acquisitions. Identifiable intangibles include FCC broadcast licenses, non-competition agreements, favorable leases, accelerated market growth assets and underdeveloped market competition assets and are being amortized on a straight-line basis over periods ranging from 5 to 15 years. Goodwill is being amortized over 40 years using the straight-line method. The Company evaluates the recoverability of its intangible assets

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related intangible assets may be less than previously anticipated. If the net book value of the related intangible asset exceeds the undiscounted future cash flows of the intangible asset, the carrying value would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. The Company did not recognize any impairment loss during the years ended December 31, 1994 and 1995.

Deferred Loan Costs
Deferred loan costs represent costs incurred in obtaining long-term financing. These costs are expensed as interest over the lives of the related loan, using the effective interest method.

Accounting for Income Taxes
The Company accounts for income taxes under the liability method of accounting as set forth in Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under the method prescribed by this statement, deferred income taxes are recognized at enacted tax rates to reflect the future effects of income tax carryforwards and temporary differences arising between the tax basis of assets and liabilities and their financial reporting amounts at each period end.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results may vary from estimates used.

Supplementary Statement of Operations Information
Included in operating expenses for the years ended December 31, 1994 and 1995 were advertising costs of $1,661,000, and $1,694,000, respectively, and music license fees of $40,000, ($1,301,000), and $548,000, respectively. The negative amount for the year ended December 31, 1994 reflects a reversal of accrued music license fees of $1,212,000 and $1,804,000, respectively, resulting from court agreements between local television stations and the American Society of Composers, Authors and Publishers, et al. ("ASCAP").

Reclassifications
Certain reclassifications have been made in the December 31, 1994 and 1995 financial statements to conform to the 1996 presentation of SBC. These reclassifications have no impact on net income for 1994 and 1995.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

2.  Time Brokerage Agreement

On September 30, 1991, the Company entered into a time brokerage agreement with Guilford Telectasters, Inc. ("Guilford") for WGGT, an independent television station in Greensboro, North Carolina. The purchase price was $2,000,000, plus the assumption of $821,000 in film liabilities. Under the terms of the agreement, Guilford sells certain broadcast time of WGGT to the Company for the purpose of retransmitting the signal of WXLV, the Company's television station in Winston-Salem, North Carolina. In addition to the purchase price, the Company will remit quarterly payments, not to be lower than $50,000, to Guilford based on a specified calculation. The term of the contract is five years with a five-year extension that may be exercised by Guilford.

On June 30, 1995, the Company and Guilford amended the time brokerage agreement. Under the terms of the amended agreement, the Company paid Guilford $6,000,000 in exchange for the right to broadcast the signal of WXLV on WGGT through September 30, 2001. This payment released the Company from the quarterly payments originally required under the agreement. This amount is being amortized on a straight line basis, over the term of the agreement.

In conjunction with the amendment, the Company also paid Guilford $1,000,000 and Guilford granted to a third party an option to purchase certain assets of WGGT of an exercise price of $1,000,000. The third party granted the Company the right to require such third party to assign this option to the Company or another third party.

3.  Property and Equipment

Property and equipment consisted of the following:

                                          December 31,
                                              1995

Land                                      $  1,771,000
Broadcasting equipment                      32,335,000
Buildings and improvements                   8,006,000
Furniture and other equipment                4,144,000
Construction in progress                     1,457,000
                                          ------------
                                            47,713,000

Less: accumulated depreciation
  and amortization                         (27,314,000)
                                          ------------
                                          $ 20,399,000
                                          ============

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

4. Intangibles

Intangibles consisted of the following:

                                       Amortization  December 31,
                                          Period         1995
                                           Years

Goodwill                                    40       $ 25,919,000
Affiliation agreements                      10         18,260,000
Non-competition agreements                  5-10       20,875,000
Canadian cable rights                       10         22,826,000
Other intangible assets                     5-15       21,931,000
                                                     ------------
                                                      109,811,000

Less: accumulated amortization                        (59,157,000)
                                                     ------------
                                                     $ 50,654,000
                                                     ============

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

5.  Long-Term Debt

Long-term debt consisted of the following:

                                                      December 31,
                                                          1995
Senior Debt:

Bank Credit Agreement, $60,000,000 revolving
 credit, commitment reducing year by year, due
 December 31, 2000                                    $24,000,000

Series A Senior Notes, interest at 11.34%
 payable semi-annually, principal payable in
 semi-annual installments commencing
 June 30, 1993                                         15,260,000
 Less:  unamortized discount                             (109,000)
                                                      -----------
                                                       15,151,000
                                                      -----------
Series B Senior Notes, interest at 12.03%
 payable semi-annually, principal payable in
 semi-annual installments commencing
 June 30, 1993                                          2,723,000

Series C Senior Notes, interest at 12.60%
 payable semi-annually, principal due on
 December 31, 1996                                     13,432,000
 Less:  unamortized discount                              (61,000)
                                                      -----------
                                                       13,371,000
                                                      -----------
Series D Senior Notes, interest at 13.31%
 payable semi-annually, principal due on
 December 31, 1996                                      4,368,000

Senior Acquisition notes, interest at 12.92%
 payable semi-annually, principal payable
 in semi-annual installments commencing
 June 30, 1993                                          3,363,000
                                                      -----------
                                                       62,976,000

 Less:  current maturities                            (24,078,000)
                                                      -----------
                                                      $38,898,000
                                                      ===========

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------
                                                   1995
Subordinated Debt:

Senior Subordinated Notes, interest
 at 9.625% payable semi-annually,
 principal due December 15, 2003               $100,000,000
                                               ============

On December 22, 1993, the Company refinanced a substantial portion of its outstanding debt. The Company secured a revolving credit facility (the "Bank Credit Agreement") originally in the amount of $50 million, currently at $57.6 million, to mature on December 31, 2000, and has issued $100 million of 9-5/8% Senior Subordinated Notes due December 2003 ("Notes"). With the proceeds from these transactions, the Company repaid $35,000,000 of its Floating Rate Senior Notes, $36,867,000 Series A Senior Notes, $10,054,000 Series B Senior Notes, $8,689,000 Senior Acquisition Notes, $7,568,000 Series A Subordinated Notes and $9,632,000 of its Series B Subordinated Notes. In connection with the issuance of the Notes and Bank Credit Agreement, the Company amended its existing loan agreement (the "Amended Existing Agreement") which extended the maturity of a portion of the Company's existing senior and subordinated debt from its then current maturity of December 31, 1996 to December 31, 1997. Of the $40,615,000 of remaining notes under the Amended Existing Agreement, $15 million is due December 31, 1997. All the notes under the Amended Existing Agreement rank pari passu with the debt issued under the Bank Credit Agreement. Concurrent with the refinancing, the Company redeemed 17.2 shares of 8% Cumulative Redeemable Preferred Stock ("Senior Preferred Stock") at a price of $22,865,000 (see Note
7) and 606.478 shares of Class C Common Stock at a price of $16,557,000 (see
Note 8). As a result of the retirement of certain loans and the redemption of Senior Preferred Stock a prepayment premium of $9,000,000 was incurred and certain deferred financing charges and original issue discounts associated with the retired debt were charged against income in 1993. These charges are reflected as an extraordinary item.

The interest rate under the Bank Credit Agreement will be based, at the Company's option, on the lender's (I) ABR; (ii) Eurodollar or (iii) CD rates (each as defined therein), each plus an applicable margin which is based on the Company's ratio of Total Funded Debt to Operating Cash Flow (as defined therein). Interest rates will be adjusted monthly, with the applicable margins varying between .5% to 1.5% for the ABR rate, 1.5% to 2.5% for the Eurodollar rate, and 1.625% to 2.625% for the CD rate. The Company is required to pay to the lender an annual commitment and an annual agency fee. The interest rate at December 31, 1995 was 7.25%.

Borrowings under the Bank Credit Agreement are subject to a maximum available amount (the "Maximum Amount"), currently $57.6 million, and may be repaid and reborrowed at any time. The Maximum Amount is being reduced in varying quarterly amounts beginning June 30, 1995 through December 31, 2000. Principal amounts outstanding on such dates must be repaid to reduce total outstanding principal to at least the Maximum Amount. Generally, the Company may prepay a greater amount of borrowed funds than is required without premium or penalty, except for certain breakage costs associated with prepayment of CD and Eurodollar loans.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

The Series A Senior Notes require principal payments of $260,000 on each June 30 and December 31 through June 30, 1996, with the remaining $15,000,000 due on December 31, 1997. In consideration for extending this maturity to 1997 the Company will be required to pay a 3% premium or $450,000 upon maturity. The Company has recorded the liability for this premium. The Series B Senior Notes require principal payments of $359,000 on each June 30 and December 31 through June 30, 1996 with the remaining $2,364,000 due December 31, 1996. The Series C Senior Notes and Series D Senior Notes are due in full on December 31, 1996. A principal payment on Senior Acquisition Notes totaling $214,000 is due on June 30, 1996 with the remaining $3,147,000 due on December 31, 1996. Interest is payable in semi-annual installments on June 30 and December 31.

In connection with the issuance of the Series A, Series B, Series C and Series D Senior Notes and the Senior Acquisition Notes, TCW Special Placements Fund II and TCW Capital as Investment Manager ("TCW"); Mellon Bank, N.A., Trustee for First Plaza Group Trust ("Mellon"); and Holdings received 208.372, 275.031 and
40.619 shares, respectively, of the Company's Class C Common Stock.

The Notes mature on December 15, 2003. Interest on the Notes accrues at the rate of 9- 5/8% per annum and will be payable semiannually in arrears on June 15, and December 15. Although the Notes are general unsecured obligations of the Company and are subordinate to all indebtedness, the Notes are guaranteed jointly and severally by each of the Company's subsidiaries.

As of December 31, 1995, scheduled maturities, including discounts, are summarized as follows:

      1996                $ 24,145,000
      1997                  15,000,000
      1998                         --
      1999                   9,000,000
      2000                  15,000,000
      Thereafter           100,000,000
                          ------------
                          $163,145,000
                          ============

The Notes, Bank Credit Agreement and Amended Existing Agreement of the Company contain covenants which, among other restrictions, require the maintenance of certain financial ratios and cash flow, restrict asset purchases and the encumbrance of existing assets, require lender approval for proposed acquisitions, and limit the incurrence of additional indebtedness and the payment of dividends.

The Company has estimated the fair value of long-term debt at December 31, 1995 to approximate the carrying value. The fair value was estimated by discounting the future cash flows of loans with similar terms and remaining maturities at the Company's current borrowing rate.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

6. Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes" ("FAS 109"), which mandates the liability method for computing deferred income taxes. The provision for income taxes charged to continuing operations was as follows:

                                                         Year ended
                                                          December 31,
                                                        1994        1995

 Current tax expense:
    Federal                                         $  188,000    $  373,000
    State                                              177,000     1,265,000
                                                    ----------   -----------
                                                       365,000     1,638,000
   Deferred tax expense (benefit):
    Federal                                                --     (7,000,000)
    State                                              434,000       116,000
                                                    ----------   -----------
                                                       434,000    (6,884,000)
   Benefit of acquired loss carryforward
    used to reduce goodwill                          2,715,000       484,000
                                                    ----------   -----------
    Total provision (benefit)                       $3,514,000   $(4,762,000)
                                                    ==========   ===========

Reconciling amounts, stated below as a percentage of pretax income, between the statutory federal income tax rate and the Company's effective tax rate are as follows:

                                                   Year ended
                                                  December 31,
                                                  1994    1995
   U.S. federal statutory rate                   35.0%    35.0%
   State and local taxes, net                     5.0      5.1
   Amortization of goodwill                       3.6      1.3
   Realized benefit for net operating losses     (3.9)   (27.1)
   Other                                          4.9      0.3
   Change in valuation allowance                  0.0    (41.7)
                                                -----    -----
   Effective tax rate                            44.6%   (27.1)%
                                                =====    =====

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

The components of the deferred tax (liability) asset at December 31, 1995, are as follows:

                                         December 31,
                                             1995
   Property and equipment              $   (744,000)
   Programming rights                     3,498,000
   Bad debts                                443,000
   Intangible assets                        745,000
   Music license fees                        12,000
   Net operating loss carryforwards      25,373,000
   Other assets                                 --
   Other                                   (944,000)
                                       ------------
    Subtotal                             28,383,000

    Less - valuation allowances         (21,057,000)
                                       ------------
    Net deferred tax asset             $  7,326,000
                                       ============

At December 31, 1995, the Company had net operating loss carryforwards of approximately $60,303,000 for federal income tax purposes, available to reduce future taxable income. To the extent not used, federal net operating loss carryforwards expire in varying amounts beginning in 2002. In addition, the Company had net operating loss carryforwards of approximately $44,147,000 for state and local income tax purposes in various jurisdictions. Under FAS 109, the Company has recorded valuation allowances against the realization of the federal and state and local tax benefits resulting from net operating losses in the amounts of $16,647,000 and $4,410,000, respectively at December 31, 1995.
In 1995, the valuation allowance decreased by $11,438,000, of this $7,326,000 was a result of the determination by management that it is more likely than not that certain deferred tax assets will be utilized in future periods. The remaining valuation allowances are based on management's estimates and analysis, which include the impact of tax laws which may limit the Company's ability to utilize such loss carryforwards.

A corporation that undergoes a "change of ownership" pursuant to Section 382 of the Internal Revenue Code is subject to limitations on the amount of its net operating loss carryforwards which may be used in the future. An ownership change occurred on January 4, 1996. The Company estimates the limitation on the net operating loss will not have a material adverse impact on the Company's consolidated financial position or results of operation. No assurance can be given that an ownership change will not occur as a result of other transactions entered into by the Company, or by certain other parties over which the Company has no control. If a "change in ownership" for income tax purposes occurs, the Company's ability to use "pre-change losses" could be postponed or reduced, possibly resulting in accelerated or additional tax payments which, with respect to tax periods beyond 1995, could have a material adverse impact on the Company's consolidated financial position or results of operations.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

In addition, net operating loss carryforwards acquired through the acquisition of a corporation are also subject to limitations on the amount which may be used in the future. If the acquired net operating loss carryforwards are utilized, the tax benefit will result in an adjustment to the purchase price allocations of the acquired corporation. As a result of the acquisition of Act III Broadcasting of Dayton, Inc. (formerly Meridian Communications Corporation) and Act III Broadcasting of West Virginia, Inc. (formerly West Virginia Telecasting, Inc.) by the Company, federal tax net operating loss carryforwards were acquired. During 1994 and 1995, the Company utilized approximately $7.7 million and $1.4 million of the acquired net operating loss carryforwards with a resulting reduction of approximately $2.7 million and $.5 million, respectively, to goodwill.


7.  8% Cumulative Redeemable Preferred Stock ("Senior Preferred Stock")

Dividends accrue on the outstanding shares of the Senior Preferred Stock at a rate of 8% per annum of the dividend base. The dividend base is the number of shares outstanding times $1,000,000 per share plus accrued dividends and is adjusted on December 31, of each year for dividends accrued during the year.
The accrued dividends shall be converted to shares of Senior Preferred Stock on December 31, 1995, at $1,000,000 per share. All dividends earned subsequent to that date shall be paid, in cash, on each December 31. With the exception of stock dividends on securities that are subordinate to the Senior Preferred Stock, dividends may not be paid on the Class A Common Stock or Class C Common Stock until all accrued dividends relating to the Senior Preferred Stock are paid and there is no outstanding mandatory redemption obligation. Accretion to record the value of the Senior Preferred Stock at its redemption value on its scheduled redemption date is calculated using the effective interest method. Such amounts have been charged to additional paid-in capital in the accompanying financial statements. Holders of the Senior Preferred Stock are entitled to elect one director if any dividends payable are in arrears and unpaid for two consecutive periods or the Company fails to discharge its mandatory redemption obligation and have no voting rights except under certain specified circumstances.

The Company has estimated the fair value of the Senior Preferred Stock at December 31, 1994 and 1995 to approximate the carrying value based on the recently negotiated redemption values.

In connection with the issuance of the Notes and the Bank Credit Agreement, the Company redeemed 17.2 shares of Senior Preferred Stock at a price of $1,000,000 per share plus accrued dividends totaling $22,865,000. The mandatory redemption on the remaining 16.627 shares of Senior Preferred Stock has been extended from December 31, 1996 to December 31, 2004. Beginning January 1, 1994, the dividend on the Senior Preferred Stock increased to 9% from 8%. On January 1, 1997, the dividend rate will increase to 11% per annum. Dividends are payable in cash or in-kind at the Company's option. The Senior Preferred Stock will be redeemable, in whole or in part, at anytime without premium. If the Senior Preferred Stock is outstanding after December 31, 1996, the holders are entitled to a one-time 2% dividend payable at redemption. Beginning January 1, 2000, every three months the Company will issue to the holders of Senior Preferred Stock, warrants to purchase Class C Common Stock.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Each holder will receive thirty-six and one-half warrants for each share of Senior Preferred Stock owned. Each warrant will entitle the holder to purchase one share of Class C Common Stock at a price of $27,397. A warrant may be exercised with cash or by tendering to the Company Senior Preferred Stock. The warrants expire at the end of each three month period.


8.  Shareholders' Deficit

Class C Common Stock is convertible into Class A Common Stock on a one-to-one ratio upon the occurrence of certain events. Any necessary approval of the FCC must be obtained prior to all stock conversions.

Holders of the Class A Common Stock are entitled to one vote per share on all matters submitted to shareholder vote. Holders of Class C Common Stock have no voting rights except under certain specified circumstances.

In the event of liquidation, dissolution or winding-up of the affairs of the Company, the holders of Class A Common Stock and Class C Common Stock are entitled to share ratably, based on the number of shares held by each holder, in the remaining assets of the Company.

Holdings has pledged all of its Class A Common Stock of the Company (the "Holdings Pledge") to secure a promissory note (the "Holdings Note") in the amount of $12 million held by Mediafin USA Incorporated, a Delaware corporation ("Mediafin") and a wholly owned subsidiary of Tractebel S.A., a Belgian company. Any foreclosure by Mediafin on the Company's stock, however, would require prior approval of the FCC. Current FCC rules restrict foreign ownership of broadcast companies and Mediafin is owned by a foreign entity. The Holdings Note is assignable in whole or in part, however, the Holdings Pledge of the Company's Class A Common Stock to Mediafin is not assignable without Holdings' consent.

In September 1994, the Company retired 211.966 shares of Class A Common Stock at a price of $8,372,000.

On November 30, 1989, the Company implemented a stock option plan (the "Plan") whereby 250 shares of the authorized but unissued shares of Class B Common Stock have been reserved for issuance upon the exercise of nonqualified stock options to be granted to certain key personnel. These options are exercisable for a period of up to ten years from the date of grant. The Class B Common Stock is convertible into Class A Common Stock at a ratio of one-to-one upon the occurrence of certain events.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

The following options were outstanding under the Plan at December 31, 1994 and 1995:

                                                        Per
                                                       Share
                                                      Exercise
                                             Number    Price
                                             ------   -------
Options outstanding at December 1993          223.5   $ 9,000

 Options forfeited in 1994                     (3.5)    9,000
 Options forfeited in 1994                     (3.0)      500
 Options granted during 1994                   33.0    11,850
                                             ------
 Options outstanding at December 1994         250.0

 Option granted during 1995                    33.0    11,850
                                             ------
 Options outstanding at December 1995         283.0
                                             ======

No options were exercised during the years ended December 31, 1994, and 1995. Compensation expense associated with the options granted in 1992 of $459,000 was recorded ratably over the three year vesting period beginning in fiscal 1993. There is no compensation expense associated with the options granted in 1994 and 1995 as the exercise price approximates the fair value at the date of the grant.

9. Leases

The Company has operating lease agreements for land, office space, office equipment and other property which expire on various dates through 2005. Rental expense was $635,000 and $691,000, during the years ended December 31, 1994 and 1995, respectively.

As of December 31, 1995, minimum required annual payments under noncancellable operating leases are as follows:


   1996                      $  650,000
   1997                         620,000
   1998                         594,000
   1999                         595,000
   2000                         510,000
   Thereafter                 2,518,000
                             ----------
                             $5,487,000
                             ==========

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

10. Supplemental Disclosures of Cash Flow Information

The Company paid interest of $17,516,000 and $16,862,000 during the years ended December 31, 1994 and 1995, respectively.

During the years ended December 31, 1994 and 1995 the programming rights increased $12,027,000 and $12,913,000, respectively, due to the assumption of programming liabilities.

During the years ended December 31, 1994 and 1995 the Company paid approximately $529,000 and $995,000, respectively, for income taxes.


11. Commitments and Contingencies

The Company has executed contracts for programming rights totaling approximately $19,876,000 and $18,961,000 at December 31, 1994 and 1995, respectively, for which the broadcast period has not begun. Accordingly, the asset and related liability are not recorded at such dates. The Company has estimated the fair value of these contracts at December 31, 1994 and 1995 based on future cash flows discounted at the Company's current borrowing rate, at approximately $14,641,000 and $13,601,000, respectively.

The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of management, no existing or contingent claims will have a material adverse effect on the Company's financial position or results of operations.

The Company has entered into employment contracts with two of its executive officers in the minimum aggregate amount of $425,000 payable annually commencing June 1, 1993 and ending December 31, 1996. In addition, the Company has quarterly bonus arrangements for its executive officers which are based on achieving budgeted performance goals. Such budgeted performance goals have been met historically.

The Company has no post-retirement or post-employment benefit plans.

12. Related Party Transactions

The Company has a management agreement with Holdings to reimburse certain salary and operating expenses incurred on behalf of the Company. Operating expenses include reimbursements to Holdings for $6,100 per month representing an allocable share of rent paid by Holdings under its lease. During the years ended December 31, 1994 and 1995, the Company paid $737,000 and $913,000, respectively, in management fees and other charges to Holdings. Such amounts have been included in selling, general and administrative expenses in the Company's consolidated statements of operations.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

A former member of the Company's Board of Directors, who was a member from 1990 through October 1993, also serves as Chairman and President of the Buffalo Sabres, a professional hockey team. During the year ended December 31, 1994, the Company made a payment of $562,000 to the Buffalo Sabres. Total programming rights fees payable to the Buffalo Sabres are $340,000 at December 31, 1995.

13. Subsequent Event

On January 4, 1996, A-3 Acquisition, Inc. ("A-3") acquired substantially all of the outstanding stock of the Company for approximately $517,000,000 plus certain amounts defined in the purchase and sale agreement which are based on working capital and less the amounts necessary to repurchase or repay the existing indebtedness of the Company. The acquisition will be accounted for by the purchase method. Accordingly, the results of operations of the Company will be included with those of A-3 for periods subsequent to the date of acquisition.

The unaudited pro forma combined condensed balance sheet of the Company and A-3 as of December 31, 1995 after giving effect to certain pro forma adjustments is as follows:

Assets
Current assets                           $ 49,728,000
   Property and equipment, net             44,164,000
   Other assets and intangible assets     649,054,000
                                         ------------
                                         $742,946,000
                                         ============

Liabilities and Shareholders' Equity

Current liabilities                      $ 29,043,000
   Long-term debt                         488,395,000
   Shareholders' equity                   225,508,000
                                         ------------
                                         $742,946,000
                                         ============


The unaudited pro forma combined results of operations of the Company and A-3 for the year ended December 31, 1995 after giving effect to certain pro forma adjustments are as follows:

   Net revenues                          $101,082,000
                                         ============

   Net loss                              $(10,367,000)
                                         ============

Sullivan Broadcasting
Company, Inc. and Subsidiaries
Consolidated Financial Statements
December 31, 1996

                       Report of Independent Accountants


March 14, 1997

To the Board of Directors and Shareholder of Sullivan Broadcasting Company, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholder's equity, and of cash flows present fairly, in all material respects, the financial position of Sullivan Broadcasting Company, Inc. and its subsidiaries (the "Company") at December 31, 1995 and 1996, and the results of their operations and their cash flows for the period from inception (June 2, 1995) through December 31, 1995 and the year ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Boston, Massachusetts

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
(dollars in thousands)
--------------------------------------------------------------------------------

                                                          December 31,
                                                        1995        1996
Assets
Current assets:
 Cash and cash equivalents                            $    --    $   6,443
 Restricted cash                                       126,916         --
 Due from related party                                    390         --
 Accounts receivable, net of allowance for
  doubtful accounts of $1,297                                       31,686
 Current portion of programming rights                     --       23,360
 Current deferred tax asset                                --        3,968
 Prepaid expenses and other current assets                 --          733
                                                      --------    --------
   Total current assets                                127,306      66,190

Property and equipment, net                                --       44,454

Programming rights, net of current portion                 --       21,319

Deferred loan costs, net of accumulated
 amortization of $21 and $793                            7,439      12,292

Deferred tax asset                                         236         --
Other assets and intangible assets, net                    --      591,085
                                                      --------    --------
   Total assets                                       $134,981    $735,340
                                                      ========    ========


                    The accompanying notes are an integral
                      part of these financial statements.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (cont'd)
--------------------------------------------------------------------------------

                                                          December 31,
                                                        1995        1996
Liabilities and Shareholder's Equity
Current liabilities:
 Current portion of programming contracts payable     $    --     $ 24,281
 Current portion of senior debt                            --       18,583
 Current taxes payable                                       4       2,910
 Interest payable                                          356       4,362
 Due to related parties                                  2,184       7,080
 Accounts payable                                          --        1,925
 Accrued expenses                                        3,289       3,650
                                                      --------    --------
   Total current liabilities                             5,833      62,791

Senior debt, net of current portion                        --      195,917
Borrowings under revolving line of credit                  --       56,500
Subordinated debt                                      125,000     125,185
Programming contracts payable, net of
 current portion                                           --       20,392
Deferred tax liability                                     --       86,705
                                                      --------    --------
   Total liabilities                                   130,833     547,490

Commitments and contingencies (Note 12)

Shareholder's equity:
 Common stock, $.01 par value;
 800,000 shares authorized; 520,105
 shares issued and outstanding                               5           5
 Additional paid-in capital                              5,196     206,797
 Accumulated deficit                                    (1,053)    (18,952)
                                                      --------    --------
   Total shareholder's equity                            4,148     187,850
                                                      --------    --------
       Total liabilities and shareholder's equity     $134,981    $735,340
                                                      ========    ========

                    The accompanying notes are an integral
                      part of these financial statements.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
(dollars in thousands)
--------------------------------------------------------------------------------

                                                    Period from
                                                     inception
                                                   (June 2, 1995)
                                                      through       Year ended
                                                    December 31,   December 31,
                                                        1995           1996

Revenues (excluding barter)                         $   --          $129,711
 Less: commissions                                      --            21,997
                                                    -------         --------
Net revenues (excluding barter)                         --           107,714
Barter revenues                                         --            14,808
                                                    -------         --------
   Total net revenues                                   --           122,522

Expenses:
 Operating expenses                                   1,116           15,005
 Selling, general and administrative                    --            23,402
 Amortization of programming rights                     --            26,673
 Depreciation and amortization                          --            48,051
                                                    -------         --------
                                                      1,116          113,131
                                                    -------         --------

   Operating (loss) income                           (1,116)           9,391

Interest expense, net, including amortization
 of debt discount and deferred loan costs               169           34,411
Other expenses                                          --               131
                                                    -------         --------
Loss before benefit for income taxes                 (1,285)         (25,151)

Benefit for income taxes                                232            7,252
                                                    -------         --------
   Net loss                                         $(1,053)        $(17,899)
                                                    =======         ========

                    The accompanying notes are an integral
                      part of these financial statements.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholder's Equity
(dollars in thousands)
--------------------------------------------------------------------------------

                                                         Additional                         Total
                                    Common Stock          Paid-in        Accumulated    Shareholder's
                                   Shares  Amount         Capital          Deficit         Equity
Issuance of common stock           520,105   $ 5         $  5,196         $   --         $  5,201

Net loss                               --     --              --           (1,053)         (1,053)
                                   -------   ---         --------         -------        --------
Balance at December 31, 1995       520,105     5            5,196          (1,053)          4,148

Additional investment by
  shareholder                          --     --          201,601             --          201,601

Net loss                               --     --              --          (17,899)        (17,899)
                                   -------   ---         --------         -------        --------
Balance at December 31, 1996       520,105   $ 5         $206,797        $(18,952)       $187,850
                                   =======   ===         ========        ========        ========

                    The accompanying notes are an integral
                      part of these financial statements.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(dollars in thousands)
--------------------------------------------------------------------------------

                                                  Period from
                                                    inception
                                                  (June 2, 1995)
                                                      through       Year ended
                                                   December 31,     December 31,
                                                      1995              1996
Cash flows from operating activities:
  Net loss                                             $(1,053)      $(17,899)
  Adjustments to reconcile net loss to
   net cash (used for) provided by
   operating activities:
    Deferred income taxes                                 (236)        (8,843)
    Depreciation of property and equipment                 --           7,865
    Amortization of intangibles                            --          40,186
    Amortization of programming rights
      (excluding barter)                                   --          12,911
    Payments for programming rights                        --          (9,087)
    Amortization of debt issuance costs
      and discount                                          21            793
 Changes in assets and liabilities:
    Increase in accounts receivable                        --          (2,707)
    Increase in prepaid expenses and other assets          --            (478)
    Increase in amounts due to related party               494          5,416
    Increase (decrease) in income taxes payable              4            (85)
    Increase in interest payable                           356          4,006
    Increase in accounts payable                           --             383
    Decrease in accrued liabilities                       (149)        (5,291)
                                                         -----        -------
      Net cash (used for) provided by operating
        activities                                       $(563)       $27,170
                                                         =====        =======

                    The accompanying notes are an integral
                      part of these financial statements.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows (cont'd)
(dollars in thousands)
--------------------------------------------------------------------------------

                                                 Period from
                                                  inception
                                                (June 2, 1995)
                                                   through        Year ended
                                                 December 31,     December 31,
                                                    1995             1996
Cash flows from investing activities:
 (Increase) decrease in restricted cash             $(126,916)      $ 126,916
 Acquisition of Act III Broadcasting, Inc.,
   net of cash acquired (Note 3)                          --         (550,045)
 Acquisition of WFXV and WPNY (Note 3)                    --             (792)
 Acquisition of WMSN (Note 3)                             --          (26,584)
 Purchase of CTBC stock (Note 3)                          --          (26,950)
 Payments for purchase options (Note 3)                   --           (2,800)
 Capital expenditures                                     --           (3,105)
                                                     --------        --------
   Net cash used for investing activities            (126,916)       (483,360)
                                                     --------        --------
Cash flows from financing activities:
 Proceeds from issuance of common stock                 5,201             --
 Proceeds from senior subordinated debt               125,000             --
 Proceeds from long-term debt                             --          220,000
 Proceeds from revolver borrowings                        --           56,500
 Proceeds from bridge loan                              1,300             --
 Proceeds from stockholder contribution                   --          201,601
 Repayment of long-term debt                              --           (5,500)
 Payment of debt issuance costs                        (4,022)         (5,572)
 Advance buydown of programming rights                    --           (4,396)
                                                     --------        --------
   Net cash provided by financing activities          127,479         462,633
                                                     --------        --------
   Net increase in cash and cash equivalents              --            6,443
   Cash and cash equivalents, beginning of period         --              --
                                                     --------        --------
   Cash and cash equivalents, end of period          $    --         $  6,443
                                                     ========        ========


                    The accompanying notes are an integral
                      part of these financial statements.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.  Organization and Business Operations

A-3 Acquisition Inc. ("A-3") was incorporated on June 2, 1995 in the State of Delaware for the sole purpose of acquiring 100% of the outstanding capital stock of Act III Broadcasting, Inc. ("Act III") under a purchase agreement dated June 19, 1995. The purchase of Act III was consummated on January 4, 1996 (the "Act III Acquisition"), at which time A-3 merged with and into Act III and changed its name to Sullivan Broadcasting Company, Inc. ("SBC" or the "Company") (Note
3). As of December 31, 1996, Sullivan Broadcast Holdings, Inc. ("Holdings") owns 100% of the Company's common stock.

The Company currently owns, operates and programs, through its subsidiaries, nine Fox Broadcasting Company ("Fox") affiliated stations, one television station affiliated with the American Broadcasting Companies, Inc. ("ABC"), and one independent television station throughout the Northeast, Southeast, and the Mid-Atlantic states. Additionally, the Company programs two independent television stations under local marketing agreements ("LMA") in markets where the Company owns another television station (Note 4). Television broadcasting is subject to the jurisdiction of the Federal Communications Commission ("FCC") under the Communications Act of 1934, as amended, (the "Communications Act"). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other things, to issue, revoke, and modify broadcasting licenses, determine the location of the stations, regulate the equipment used by the stations, adopt regulations to carry out the provision of the Communications Act, and impose penalties for violation of such regulations..


2.  Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

Restricted Cash
Restricted cash at December 31, 1995 includes investments in money market securities which are stated at cost plus accrued interest which approximates market. The restricted cash balance was held in escrow at December 31, 1995, pending the acquisition of Act III and was, therefore, restricted as to its use.

Revenue Recognition
Advertising revenues are recognized in the period during which the time spots are aired. Revenues from other sources are recognized in the period when the services are provided.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Barter Transactions
The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenues from barter transactions are recognized when advertisements are broadcast and services or merchandise received are charged to expense when received or used.

The Company barters advertising time for certain program material. These transactions are recorded at management's estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received.

Concentration of Credit Risk
Financial instruments which potentially expose the Company to a concentration of credit risk include cash, cash equivalents and accounts receivable. The Company maintains cash in excess of federally insured deposits at several financial institutions at December 31, 1996. The Company does not believe that such deposits are subject to any unusual credit risk beyond the normal credit risk associated with operating its business. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management's expectations.

Programming Rights and Contracts Payable
Programming rights, primarily in the form of syndicated programs and feature film packages, represent amounts paid or payable to program suppliers for the limited right to broadcast the suppliers' programming and are recorded when available for use. Programming rights are stated at the lower of unamortized cost or net realizable value. Amortization is computed using the straight-line method based on the license period or based on usage, whichever yields the greater accumulated amortization for each program. The current portion of programming rights represents those rights available for broadcast which will be amortized in the succeeding year.

The Company has estimated the fair value of these programming contracts payable at approximately $45,168,000 as of December 31, 1996 based on future cash flows discounted at the Company's current borrowing rate.

Property and Equipment
Property and equipment is stated on the basis of cost or estimated fair value at the date of acquisition. Major renewals and betterments are capitalized and ordinary repairs and maintenance are charged to expense in the period incurred. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets which range from three to thirty-nine years.

Intangible Assets
Intangible assets represent the estimated fair value of both identifiable intangible assets and goodwill resulting from acquisitions. Identifiable intangibles include FCC broadcast licenses, network affiliation agreements, non-competition agreements, and favorable leases and are being amortized on a straight-line basis over periods ranging from 5 to 15 years. Goodwill is the excess of the purchase price over the fair value of the net assets acquired, determined through an independent appraisal, and is amortized over 40 years using the straight-line method. The Company evaluates the recoverability of its intangible assets

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related intangible assets may be less than previously anticipated. If the net book value of the related intangible asset exceeds the undiscounted future cash flows of the intangible asset, the carrying value would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. The Company did not recognize any impairment loss during the year ended December 31, 1996.

Accrued Expenses
Accrued expenses were comprised of the following at December 31, 1995:

   Financing fees             $1,548,000
   Professional fees           1,105,000
   Printing costs                598,000
   Other                          38,000
                              ----------
                              $3,289,000
                              ==========

Deferred Loan Costs
Deferred loan costs represent costs incurred in obtaining long-term financing. These costs are expensed as interest over the lives of the related loan, using the effective interest method.

Accounting for Income Taxes
The Company accounts for income taxes under the liability method of accounting as set forth in Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under the method prescribed by this statement, deferred income taxes are recognized at enacted tax rates to reflect the future effects of income tax carryforwards and temporary differences arising between the tax basis of assets and liabilities and their financial reporting amounts at each period end.

Interest Rate Risk Management

In 1996, the Company entered into interest rate swap agreements to reduce the impact of changing interest rates on its floating rate debt under the Credit Agreement (Note 7). The Credit Agreement requires the Company to enter into such interest rate swap agreements for notional amounts of at least 50% of its total outstanding floating rate debt under the Credit Agreement.

At December 31, 1996, the Company had several interest rate swap agreements. These financial instruments, which are not held for trading purposes, expire from 1997 to 2001. The swap agreements set rates in the range of 5.14% to 5.61%. The notional amount related to these agreements was $225,000,000 at December 31, 1996. The Company has no intentions of terminating these instruments prior to their expiration dates unless it repays a portion of its bank debt in advance of scheduled payments.

The floating interest rates are based upon the three month London Interbank Offered Rate (LIBOR), and the measurement and settlement is performed quarterly. Settlements of these agreements are recorded as adjustments to interest expense and included gains of $34,000 for the year ended December 31, 1996. The counterparties to these agreements are major national financial institutions. The Company estimates the fair value of these instruments at December 31, 1996 to be $3,792,000.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results may vary from estimates used.

Reclassifications
Certain reclassifications were made to prior period amounts to conform to current year presentation. These reclassifications had no impact on the results of operations for the period from inception (June 2, 1995) through December 31, 1995.


3.  Acquisitions

In 1996, the Company made the acquisitions set forth below, each of which has been accounted for as a purchase. The consolidated financial statements include the operating results of each business from the date of acquisition, except for the Act III Acquisition which includes the operating results of Act III from January 1, 1996 through January 4, 1996 due to the immateriality of the results in relation to the financial statements taken as a whole.

Pro forma results of operations for the Act III Acquisition for 1995 are presented in Note 14. Pro forma results of the other acquisitions made in 1996 have not been presented as they are not material.

The Act III Acquisition
On January 4, 1996, the Company acquired all of the outstanding stock of Act
III.  The acquisition cost consisted of the following:

      Cash paid to Act III shareholders    $359,108,000
      Cash paid to retire debt              167,764,000
      Acquisition costs                      23,173,000
                                           ------------
                                           $550,045,000
                                           ============


The excess of the purchase price over the fair value of the net assets acquired was $208,861,000.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The Utica Acquisition
On February 7, 1996, the Company executed an asset purchase agreement to acquire certain assets of Mohawk Valley Broadcasting, Inc. ("Mohawk") and Acme T.V. Corporation ("Acme"), the owners and operators of WFXV and WPNY in Utica, New York, for a total purchase price of $400,000. In addition, the Company paid $2,600,000 for the option to purchase the remaining assets of Mohawk and Acme pending FCC approval for $250,000 and simultaneously entered into a LMA with Mohawk and Acme (Note 4). On June 24, 1996, the FCC granted approval for the Company to purchase the remaining assets at which time the LMA with Mohawk and Acme was terminated and the remaining assets were purchased. The Company allocated the total cost of $3,250,000 plus fees and expenses of $142,000 to the net assets acquired. The excess of the purchase price over the fair value of the net assets acquired was $1,322,000.

The Madison Acquisition
On July 1, 1996, the Company acquired substantially all of the assets of Channel 47 Limited Partnership, owner and operator of a television station in Madison, Wisconsin (WMSN) for a total purchase price of $26,500,000 plus fees and expenses of $84,000. The excess of the purchase price over the fair value of the net assets acquired was $4,155,000.

The Nashville Acquisition
On February 22, 1996, the Company entered into a LMA with Central Tennessee Broadcasting Corporation ("CTBC"), owner and operator of WXMT, an independent television station in Nashville, Tennessee. Additionally, the Company paid $200,000 for the option to acquire the stock of CTBC based upon certain events defined in the underlying agreement for $13,710,000 in cash plus the repayment of $13,030,000 of CTBC's debt. On July 12, 1996, the Company exercised the option and purchased the stock of CTBC. The cost plus fees of $210,000 were allocated to the net assets acquired. The excess of the purchase price over the fair value of the net assets acquired was $17,505,000.


4.  Local Marketing Agreements

As part of the Act III Acquisition, the Company was assigned Act III's right, title and interest in a LMA with Guilford Telecasters, Inc. ("Guilford"), owner of WUPN (formerly WGGT), an independent television station in Greensboro, North Carolina (the "WUPN LMA"). Under the WUPN LMA, the Company sells and collects the advertising revenues of WUPN, programs WUPN, and reimburses Guilford for operating expenses. In connection with the Act III Acquisition, the Company also acquired Act III's right, title and interest in a prepayment made under the WUPN LMA, which released the Company from quarterly payments based on the cash flows of WUPN which were initially required under the WUPN LMA. In July 1996, Guilford sold the assets of WUPN to Mission Broadcasting II, Inc. ("Mission II") and assigned their right, title and interest in the WUPN LMA to Mission II under substantially similar terms.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

On July 12, 1996, the Company entered into an LMA with Mission Broadcasting I, Inc. ("Mission I"), owner of WUXP (formerly WXMT), an independent station in Nashville, Tennessee (the "WUXP LMA"). Under the terms of the WUXP LMA, the Company sells and collects the advertising revenues of WUXP and reimburses Mission I for operating expenses and debt service requirements.

Net revenues and expenses of $7,121,000 and $2,818,000, respectively, related to the WUPN and WUXP LMA's have been included in the Company's consolidated statement of operations for the year ended December 31, 1996. The Company has guaranteed an aggregate amount of debt of $3,120,000 related to WUPN and WUXP as of December 31, 1996.


5.  Property and Equipment

Property and equipment consisted of the following:

                                     Estimated
                                    useful life   December 31,
                                      (years)         1996
   Land                                  --         $ 1,385,000
   Broadcasting equipment                3-5         39,978,000
   Buildings and improvements             39          6,262,000
   Furniture and other equipment         5-7          3,070,000
   Construction in progress              --           1,624,000
                                                    -----------
                                                     52,319,000
    Less: accumulated depreciation
          and amortization                            7,865,000
                                                    -----------
                                                    $44,454,000
                                                    ===========

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

6.  Intangibles

Intangibles consisted of the following:

                                    Amortization
                                       period      December 31,
                                       (years)         1996
   Commercial advertising contracts        15       $148,986,000
   Goodwill                                40        231,607,000
   Affiliation agreements                  10         98,445,000
   FCC licenses                            15         81,297,000
   Canadian cable rights                   10         59,000,000
   Other intangible assets               5-15         11,936,000
                                                    ------------
                                                     631,271,000

   Less: accumulated amortization                     40,186,000
                                                    ------------
                                                    $591,085,000
                                                    ============


7.  Long-Term Debt

Long-term debt consisted of the following:

                                            December 31,
                                      1995                1996
Revolving credit facility           $     --          $ 30,000,000

Acquisition credit facility               --            26,500,000

Term loan                                 --           214,500,000
                                    ---------         ------------
                                          --           271,000,000

Less:  current portion                    --            18,583,000
                                    ---------         ------------
                                    $     --          $252,417,000
                                    =========         ============

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Subordinated Debt:

Senior subordinated notes, interest at 10.25%
  payable semi-annually, principal due
  December 15, 2005                               $125,000,000    $125,000,000

Senior subordinated notes, interest at 9.625%
  payable semi-annually, principal due
  December 31, 2003                                      --            185,000
                                                  ------------    ------------
                                                  $125,000,000    $125,185,000
                                                  ============    ============

On January 4, 1996, the Company entered into a Credit Agreement (the "Credit Agreement") to provide a $220,000,000 term loan to finance the Act III Acquisition. The Credit Agreement also provides a revolving credit facility and an acquisition credit facility allowing for borrowings of $30,000,000 and $75,000,000, respectively, through 2003. All borrowings under the Credit Agreement bear interest at the lender's base rate plus a percentage determined based upon the Company's most recent quarterly leverage ratio as defined in the Credit Agreement (8.29% at December 31, 1996). The interest is payable quarterly or at other increments if the Company has chosen a LIBOR interest rate for a period greater than 90 days. These borrowings are secured by substantially all of the Company's assets. The term loan is payable in varying quarterly installments beginning in December 1996 through December 2003. The lender may require prepayments of the term loan based upon the meeting of certain cash flow criteria as defined in the Credit Agreement.

On December 21, 1995, the Company issued and sold $125,000,000 of 10.25% senior subordinated notes (the "Notes") due on December 15, 2005 in a public offering, the proceeds of which were used to finance the Act III Acquisition. The Notes are unsecured and are subordinated to all existing and future debt of the Company.

Interest on the Notes is payable semiannually on June 15 and December 15 of each year, commencing June 15, 1996. The Notes are subject to redemption on or after December 15, 2000 at the option of the Company at redemption prices specified in the debt agreement. In addition, on or prior to December 15, 1998, the Company may redeem additional principal amounts of the Notes with the proceeds from an initial public offering of equity at redemption prices specified in the agreement, so long as 67% of the original principal of the Notes is still outstanding.

Concurrent with the Act III Acquisition, the Company made a tender offer for $100,000,000 9 5/8% senior subordinated notes (the "9 5/8 Notes") originally issued by Act III. At December 31, 1996, $185,000 of the 9 5/8 Notes were still outstanding.

The Credit Agreement and Notes contain covenants which, among other restrictions, require the Company to comply with certain financial ratios and provisions and limit the Company's ability to incur additional indebtedness and pay dividends. The Company was in compliance with all covenants as of December 31, 1996.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The Company has estimated the fair value of long-term debt at December 31, 1995 and 1996 to approximate the carrying value. The fair value was estimated by discounting the future cash flows of loans with similar terms and remaining maturities at the Company's current borrowing rate.

As of December 31, 1996, scheduled maturities are summarized as follows:


       1997           $18,583,000
       1998            20,428,000
       1999            32,086,000
       2000            42,781,000
       2001            43,744,000
 Thereafter           238,563,000
                     ------------
                     $396,185,000
                     ============

8.  Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes" ("FAS 109"), which mandates the liability method for computing deferred income taxes. The provision for income taxes charged to continuing operations was as follows:

                                            Period from
                                             inception
                                           (June 2, 1995)       Year
                                               through          ended
                                             December 31,    December 31,
                                                 1995            1996
Current tax expense:
   Federal                                    $     --       $   --
   State                                          4,000        1,591,000
                                              ---------      -----------
                                                  4,000        1,591,000

Deferred tax (benefit):
   Federal                                     (219,000)      (6,223,000)
   State                                        (17,000)      (2,620,000)
                                              ---------      -----------
                                               (236,000)      (8,843,000)
                                              ---------      -----------
Total (benefit) provision                     $(232,000)     $(7,252,000)
                                              =========      ===========

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Reconciling amounts, stated below as a percentage of pretax income, between the statutory federal income tax rate and the Company's effective tax rate are as follows:

                                         Period from
                                          inception
                                        (June 2, 1995)       Year
                                            through          ended
                                          December 31,    December 31,
                                              1995            1996
   U.S. federal statutory rate               35.0%         35.00%
   State and local taxes, net                 1.5           4.09
   Amortization of goodwill                   --          (10.25)
   Change in valuation allowance            (18.4)          --
                                            -----         ------
   Effective tax rate                        18.1%         28.84%
                                            =====         ======

 The components of the net deferred tax asset (liability) at December 31, 1995 and 1996, are as follows:

                                                  December 31,
                                             1995               1996
   Property and equipment                $                 $  (9,699,000)
   Programming rights                           --               770,000
   Bad debts                                    --             1,739,000
   Intangible assets                            --          (132,098,000)
   Net operating loss carryforwards         473,000           58,763,000
   Other assets                                 --             2,649,000
   Other                                        --            (4,861,000)
                                          ---------         ------------
                                            473,000          (82,737,000)

   Deferred tax valuation allowance        (237,000)                 --
                                          ---------         ------------
   Net deferred tax asset (liability)     $ 236,000         $(82,737,000)
                                          =========         ============


At December 31, 1996, the Company had net operating loss and charitable contribution carryforwards of approximately $93,977,000 and $10,000,000, respectively, for federal income tax purposes, available to reduce future taxable income. To the extent not used, federal net operating loss carryforwards expire in varying amounts beginning in 2003. In addition, the Company had net operating loss carryforwards of approximately $85,810,000 for state and local income tax purposes in various jurisdictions.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

A corporation that undergoes a "change of ownership" pursuant to Section 382 of the Internal Revenue Code is subject to limitations on the amount of its net operating loss carryforwards which may be used in the future. An ownership change occurred on January 4, 1996. The annual limitation on the use of the net operating loss is $10,050,000. The Company estimates the limitation on the net operating loss will not have a material adverse impact on the Company's consolidated financial position or results of operation. No assurance can be given that an ownership change will not occur as a result of other transactions entered into by the Company, or by certain other parties over which the Company has no control. If a "change in ownership" for income tax purposes occurs, the Company's ability to use "pre-change losses" could be postponed or reduced, possibly resulting in accelerated or additional tax payments which, with respect to tax periods beyond 1996, could have a material adverse impact on the Company's consolidated financial position or results of operations.

The net change in the valuation allowance for deferred tax assets was $237,000. The change relates to the acquisition of Act III. The tax benefit of the release of the valuation allowance was recorded as a reduction of goodwill. In addition, the tax benefit related to the repurchase of stock options during the year was a charge to goodwill. This resulted in an increase in the provision of $3,845,000 with a corresponding reduction in goodwill.

9.  Shareholder's Equity

On August 31, 1995, Holdings made an initial investment in the Company of $100 to acquire 10 shares of the Company's common stock. On December 21, 1995, concurrent with the issuance of the Notes (Note 7), Holdings made a second investment in the Company of $5,201,000 to acquire an additional 520,095 shares of the Company's common stock. Concurrent with the Act III Acquisition, Holdings made an additional investment in the Company of $201,601,000.

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

10. Leases

The Company has operating lease agreements for land, office space, office equipment and other property which expire on various dates through 2005. Rental expense was $750,000 during the year ended December 31, 1996.

As of December 31, 1996, minimum required annual payments under noncancellable operating leases are as follows:

      1997                $  805,000
      1998                   752,000
      1999                   732,000
      2000                   727,000
      2001                   724,000
      Thereafter           3,128,000
                          ----------
                          $6,868,000
                          ==========


11. Supplemental Disclosures of Cash Flow Information

The Company paid interest of $33,828,000 during the year ended December 31, 1996.

During the year ended December 31, 1996, the programming rights increased $44,679,000 due to the assumption of programming liabilities.

During the year ended December 31, 1996, the Company paid approximately $1,749,000 for income taxes.


12. Commitments and Contingencies

Programming rights acquired under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. In addition to the programming contracts payable at December 31, 1996, the Company has $44,920,000 of commitments to acquire programming rights for which the license period has not commenced and, accordingly, for which no asset or liability has been recorded. Future minimum payments arising from such commitments outstanding at December 31, 1996, excluding $16,319,000 of barter commitments, are as follows:


      1997                $14,851,000
      1998                 11,586,000
      1999                  9,938,000
      2000                  7,368,000
      2001                  5,686,000
      Thereafter            5,020,000
                          -----------
                          $54,449,000
                          ===========

Litigation
The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of management, no existing or contingent claims will have a material adverse effect on the Company's financial position or results of operations.

Employment Contracts
The Company has entered into an employment contract with an executive officer of the Company providing for a minimum aggregate amount of $500,000 payable annually commencing September 13, 1995 for an initial term of eight years. Additionally, the Company has guaranteed annual bonus arrangements with two other executive officers which have historically been paid.


13. Related Party Transactions

Operating expenses include reimbursements to ABRY Partners, Inc. ("ABRY"), an entity related through common ownership of $6,100, per month representing an allocable share of rent paid by ABRY for the Company. The Company charges a monthly management fee of $21,000 to Holdings which is included as a reduction of selling, general and administrative expenses in the Company's consolidated statement of operations.


14. Pro Forma Results

The following unaudited pro forma consolidated financial data are based upon the historical results of operations of Act III for the year ended December 31, 1995 adjusted to give effect to the Act III Acquisition as if it had occurred on January 1, 1995:

Net revenue                                  $101,347
Net loss                                       21,691

SULLIVAN BROADCASTING COMPANY, INC.
VALUATION AND QUALIFYING ACCOUNTS                                    SCHEDULE II
(IN THOUSANDS)


                                            BEGINNING            CHARGED TO                             ENDING
                                             BALANCE         COSTS AND EXPENSES       DEDUCTIONS        BALANCE
                                            =========        ==================       ==========       =========
Year Ended December 31, 1994: (a)

  Allowance for Doubtful Accounts           1,182,000             1,051,000            (751,000)       1,482,000

Year Ended December 31, 1995: (a)

  Allowance for Doubtful Accounts           1,482,000               404,000            (903,000)         983,000

Year Ended December 31, 1996: (a)

  Allowance for Doubtful Accounts             983,000               876,000            (562,000)       1,297,000