Form 10-Q
period 1997-03-31
SULLIVAN BROADCASTING CO INC; SULLIVAN BROADCAST HOLDINGS INC
filed 1997-05-02
CIK 914029, 1002573

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


 (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 1997
                                      -------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________to_____________________

                      COMMISSION FILE NUMBER    33-98436
                                   33-98434


                      SULLIVAN BROADCASTING COMPANY, INC.
                      -----------------------------------
                                      and
                                      ---
                       SULLIVAN BROADCAST HOLDINGS, INC.
                       ---------------------------------
            (Exact name of registrant as specified in its charter)


                                                         58-1719496
                  Delaware                                04-3289279
                  --------                                ----------
        (State or other jurisdiction of                 (IRS Employer
        incorporation or organization)               Identification No.)


18 Newbury Street, Boston, MA                                02116
-----------------------------                                -----
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code   (617) 369-7755
                                                     --------------

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

As of March 31, 1997, Sullivan Broadcasting Company, Inc. had 520,105 shares of Common Stock outstanding, all of which is owned by Sullivan Broadcast Holdings, Inc. Sullivan Broadcasting Company, Inc.'s Common Stock is not publicly traded and does not have a quantifiable market value.

As of March 31, 1997, Sullivan Broadcast Holdings, Inc. had the following outstanding shares of common stock: 1,201,577 shares of Class B-1 Common Stock, 6,158,211 shares of Class B-2 Common Stock, and 848,854 shares of Class C Common Stock. Sullivan Broadcast Holdings, Inc.'s Common Stock is not publicly traded and does not have a quantifiable market value.

IMPORTANT EXPLANATORY NOTE

This integrated Form 10-Q is filed pursuant to the Securities Exchange Act of 1934, as amended, for each of Sullivan Broadcast Holdings, Inc., a Delaware corporation, and its wholly owned subsidiary, Sullivan Broadcasting Company, Inc., a Delaware corporation. Unless the context requires otherwise, references to the "Company" refer to both Sullivan Broadcast Holdings, Inc. and Sullivan Broadcasting Company, Inc. Sullivan Broadcast Holdings, Inc. is a holding company with minimal separate operations from its operating subsidiary, Sullivan Broadcasting Company, Inc. Separate financial information has been provided for each entity, and, where appropriate, separate disclosures.

                                 Page 1 of 15 pages

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (SEE NOTE 1)

       SULLIVAN BROADCAST HOLDINGS, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
              SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)


                                           December 31, 1996                       March 31, 1997
                                    --------------------------------      ------------------------------
                                     Sullivan         Sullivan              Sullivan       Sullivan
                                    Broadcasting      Broadcast            Broadcasting    Broadcast
                                     Company, Inc.   Holdings, Inc.        Company, Inc.  Holdings, Inc.
                                    ---------------  ---------------      --------------- --------------
                                                                                    (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                 $  6,443       $  6,469            $  8,406       $  8,416
Accounts receivable, net of
 allowance for doubtful
 accounts of $1,297 and
 $1,435                                     31,686         31,686              24,427         24,427
Current portion of
 programming rights                         23,360         23,360              23,350         23,350
Current deferred tax asset                   3,968          4,535               3,968          4,535
Prepaid expenses and other
 current assets                                733            733               1,026          1,083
                                          --------       --------            --------       --------

Total current assets                        66,190         66,783              61,177         61,811

Property and equipment, net                 44,454         44,454              43,373         43,373

Programming rights, net of
 current portion                            21,319         21,319              17,062         17,062

Deferred loan costs, net of
 accumulated amortization of
 $793, $1,238, $1,009
 and $1,616                                 12,292         14,016              12,077         13,638

Intangible assets, net                     591,085        590,972             584,879        584,766
                                          --------       --------            --------       --------

  Total assets                            $735,340       $737,544            $718,568       $720,650
                                          ========       ========            ========       ========




The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

       SULLIVAN BROADCAST HOLDINGS, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
              SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS (CONT.)
                            (dollars in thousands)

                                                   December 31, 1996                March 31, 1997
                                         --------------------------------  ---------------------------------
                                          Sullivan           Sullivan         Sullivan       Sullivan
                                         Broadcasting        Broadcast      Broadcasting     Broadcast
                                         Company, Inc.     Holdings, Inc.   Company, Inc.   Holdings, Inc.
                                         -------------- -----------------  ---------------  ---------------
                                                                                     (Unaudited)
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of program-
  ming contracts payable                      $ 24,281        $ 24,281            $ 24,641         $ 24,641
 Current portion of senior
  debt                                          18,583          18,583              20,440           20,440
 Current income taxes
  payable                                        2,910           2,865               2,383            2,338
 Interest payable                                4,362           9,304               5,527           11,785
 Due to related parties                          7,080              --               6,857               --
 Accounts payable                                1,925           1,925               2,099            2,099
 Accrued expenses                                3,650           3,771               3,043            3,145
                                              --------        --------            --------         --------

    Total current liabilities                   62,791          60,729              64,990           64,448

Senior debt, net of current
 portion                                       195,917         195,917             190,810          190,810
Borrowings under revolving
 line of credit                                 56,500          56,500              56,500           56,500
Subordinated debt                              125,185         155,326             125,185          155,455
Programming contracts
 payable, net of current
 portion                                        20,392          20,392              16,325           16,325
Deferred taxes and other liabilities            86,705          84,124              83,477           80,209
                                              --------        --------            --------         --------

    Total liabilities                          547,490         572,988             537,287          563,747

15% Cumulative redeemable
 preferred stock, non-voting,
 $.001 par value - authorized
 10,000,000 shares; 1,150,000
 shares issued and outstanding                      --         111,483                  --          117,365
                                              --------        --------            --------         --------

Commitments and
 contingencies
Shareholders' equity (deficit):
   Common stock, $.01 par
     value; 800,000 shares
     authorized; 520,105
     shares issued and
     outstanding                                     5              --                   5               --



Class B-1 common stock,
 $.001 par value; 25,000,000
 shares authorized; 1,204,077
 and 1,201,577 shares issued
 and outstanding at
 December 31, 1996 and
 March 31, 1997, respectively                       --               1                  --                1
Class B-2 common stock,
 $.001 par value; 25,000,000
 shares authorized; 6,158,211
 shares issued and outstanding                      --               6                  --                6
Class C common stock, $.001
 par value; 5,000,000 shares
 authorized; 896,229 and
 848,854 shares issued and
 outstanding at December 31,
 1996 and March 31, 1997,
 respectively                                       --               1                  --                1
Additional paid-in capital                     206,797          76,861             206,797           70,927
Accumulated deficit                            (18,952)        (23,796)            (25,521)         (31,397)
                                              --------        --------            --------         --------

   Total shareholders'
     equity                                    187,850          53,073             181,281           39,538
                                              --------        --------            --------         --------

   Total liabilities and
     shareholders' equity                     $735,340        $737,544            $718,568         $720,650
                                              ========        ========            ========         ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

       SULLIVAN BROADCAST HOLDINGS, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
              SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                       (Unaudited - dollars in thousands)

                                                           Three Months Ended March 31,
                                         ------------------------------------------------------------------
                                                      1996                              1997
                                         -------------------------------  ---------------------------------
                                           Sullivan        Sullivan           Sullivan        Sullivan
                                          Broadcasting     Broadcast        Broadcasting      Broadcast
                                          Company, Inc.   Holdings, Inc.    Company, Inc.   Holdings, Inc.
                                         --------------   --------------  ----------------  ---------------

Revenues (excluding barter)                    $ 26,042        $ 26,042          $30,397        $ 30,397
 Less - commissions                              (4,329)         (4,329)          (5,126)        (5,126)
                                               --------        --------          -------       --------

Net revenues (excluding barter)                  21,713          21,713           25,271          25,271
Barter revenues                                   2,546           2,546            4,162           4,162
                                               --------        --------          -------        --------

Total net revenues                               24,259          24,259           29,433          29,433
                                               --------        --------          -------        --------

Expenses

  Operating expenses                              3,765           3,765            4,668           4,668
  Selling, general and administrative             5,544           5,618            6,395           6,507
  Amortization of programming rights              5,429           5,429            7,008           7,008
  Depreciation and amortization                  11,588          11,742           12,255          12,255
                                               --------        --------          -------        --------

                                                 26,326          26,554           30,326          30,438
                                               --------        --------          -------        --------

  Operating loss                                 (2,067)         (2,295)            (893)         (1,005)

Interest expense, including
 amortization of debt discount
 and deferred loan costs                          8,130           9,280            8,868          10,475
Other expense (income)                               12              12              (39)            (39)
                                               --------        --------          -------        --------

  Loss before benefit
   for income taxes                             (10,209)        (11,587)          (9,722)        (11,441)

Benefit for income taxes                          3,642           3,642            3,153           3,840
                                               --------        --------          -------        --------


  Net loss                                      $(6,567)        $(7,945)         $(6,569)       $ (7,601)
                                               ========        ========          =======        ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

       SULLIVAN BROADCAST HOLDINGS, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
              SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       (Unaudited - dollars in thousands)

                                Class B-1            Class B-2            Class C
                               Common Stock         Common Stock        Common Stock
                               ------------         ------------        ------------
                                                                                            Additional                    Total
                                                                                              Paid-in    Accumulated  Shareholders'
                             Shares     Amount      Shares     Amount   Shares      Amount    Capital     Deficit       Equity
                            ---------   ------    ---------    ------   -------     ------   ----------   ----------   ------------

Sullivan Broadcasting
Company, Inc.

Balance at
December 31, 1996                  --   $   --      520,105    $    5        --     $   --    $ 206,797   $ (18,952)   $ 187,850

Net loss (Unaudited)               --       --           --        --        --         --           --      (6,569)      (6,569)
                            ---------   ------    ---------    ------   -------     ------    ---------   ----------   -----------

Balance at
March 31, 1997                     --       --      520,105    $    5        --     $         $ 206,797   $ (25,521)   $ 181,281
                            =========   ======    =========    ======   =======     ======    =========   ==========   =========

Sullivan Broadcast
Holdings, Inc.

Balance at
December 31, 1996           1,204,077   $    1    6,158,211    $    6   896,229     $    1    $  76,861   $ (23,796)   $  53,073

Repurchase of Class
B-1 Common Stock               (2,500)      --           --        --        --         --          (25)         --          (25)

Repurchase of Class
C Common Stock                     --       --           --        --   (47,375)        --          (27)         --          (27)

Accretion of Preferred
 Stock                             --       --           --        --        --         --       (5,882)         --       (5,882)

Net loss (Unaudited)               --       --           --        --        --         --           --      (7,601)      (7,601)
                            ---------   ------    ---------    ------   -------     ------    ---------   ----------   ---------

Balance at
March 31, 1997              1,201,577   $    1    6,158,211    $    6   848,854      $   1     $ 70,927   $ (31,397)   $  39,538
                            =========   ======    ==========   ======   =======     ======    =========   ==========   =========

The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements.

       SULLIVAN BROADCAST HOLDINGS, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
             SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Unaudited - dollars in thousands)

                                                                       Three Months Ended March 31,
                                                    -------------------------------------------------------------------
                                                               1996                                   1997
                                                    ----------------------------------   ------------------------------

                                                       Sullivan            Sullivan        Sullivan       Sullivan
                                                      Broadcasting        Broadcast      Broadcasting     Broadcast
                                                      Company, Inc.     Holdings, Inc.   Company, Inc.   Holdings, Inc.
                                                    ---------------     --------------   -------------   --------------

Cash flows from operating activities:
 Net loss                                                $  (6,567)       $  (7,945)        $  (6,569)       $  (7,601)
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Deferred income taxes                                    (3,642)          (3,642)           (3,153)          (3,840)
   Depreciation of property, plant
          and equipment                                      1,780            1,780             2,133            2,133
   Amortization of intangible assets                         9,306            9,306            10,122           10,122
   Amortization of programming rights                        3,010            3,010             3,339            3,339
   Payments for programming rights                          (2,208)          (2,208)           (2,779)          (2,779)
   Amortization of debt discount and
          deferred loan costs                                  502              656               215              507
Changes in assets and liabilities:
   Decrease in accounts receivable                           7,555            7,555             7,515            7,515
   Decrease in prepaid expenses
          and other assets                                    (697)            (749)             (216)            (273)
   Increase (decrease) in due to related parties             6,204           (2,847)             (223)              --
   Decrease in income taxes payable                           (962)            (962)             (527)            (527)
   Increase in interest payable                              8,095            9,254             1,165            2,481
   Decrease in accounts payable, accrued
          expenses and other liabilities                    (3,179)          (4,693)             (508)            (527)
                                                    ---------------     --------------   -------------   --------------

Net cash provided by operating activities                   19,197            8,515            10,514           10,550
                                                    ---------------     --------------   -------------   --------------

Cash flows from investing activities:
  Decrease in restricted cash                              126,916          162,599                --               --
  Acquisition of Cascom stock                                   --               --            (4,642)          (4,642)
  Acquisition of Act III Broadcasting, Inc.,
          net of cash acquired                            (549,259)        (549,259)               --               --
  Payment for purchase options                              (2,800)          (2,800)               --               --
  Acquisition of WFXV assets                                  (400)            (400)               --               --
  Capital expenditures                                        (280)            (280)             (970)            (970)
                                                    ---------------     --------------   -------------   --------------

Net cash used for investing activities                    (425,823)        (390,140)           (5,301)          (5,301)
                                                    ---------------     --------------   -------------   --------------

Cash flows from financing activities:
  Payment of principal amounts                                  --               --            (3,250)          (3,250)
  Proceeds from term debt                                  220,000          220,000                --               --
  Proceeds from revolver borrowings                         15,000           15,000                --               --
  Proceeds from stockholder contribution                   201,601               --                --               --
  Proceeds from issuance of common stock                        --           61,600                --               --
  Repurchase of common stock                                    --               --                --              (52)
  Proceeds from issuance of preferred
          stock, net                                            --          115,000                --               --
  Advance buydown of programming rights                     (4,396)          (4,396)               --               --
  Payment of debt issuance costs                            (5,395)          (5,395)               --               --
                                                    ---------------     --------------   -------------   --------------

Net cash provided by (used for) financing
          activities                                       426,810          401,809            (3,250)          (3,302)

Net increase in cash
          and cash equivalents                              20,184           20,184             1,963            1,947
Cash and cash equivalents, beginning
          of period                                             --               --             6,443            6,469
                                                    ---------------     --------------   -------------   --------------

Cash and cash equivalents, end of period                 $  20,184        $  20,184         $   8,406        $   8,416
                                                    ===============     ==============   =============   ==============

For supplemental disclosures of cash flow information see Note 5 to Consolidated Financial Statements (unaudited).

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The accompanying consolidated financial statements as of and for the three months ended March 31, 1997 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate and that the information presented is not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Companys' latest annual reports on Form 10-K for the year ended December 31, 1996. The information furnished reflects all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary to make a fair statement of the results for the interim period. The results for these interim periods are not necessarily indicative of results to be expected for the full fiscal year, due to seasonal factors, among others.


2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                         December 31,         March 31,
                                             1996                1997
                                         ------------         ---------
                                                   (in thousands)

  Land                                     $ 1,385               $ 1,385
  Broadcasting equipment                    39,978                40,711
  Buildings and improvements                 6,262                 6,283
  Furniture and other equipment              3,070                 3,076
  Construction in progress                   1,624                 1,827
                                           -------               -------
                                            52,319                53,282
  Less: Accumulated depreciation
            and amortization                (7,865)               (9,909)
                                           -------               -------
                                           $44,454               $43,373
                                           =======               =======


SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


3. INTANGIBLE ASSETS

Intangible assets consisted of the following:

                           Amortization              December 31,                  March 31,
                             Period                     1996                         1997
                           ------------   --------------------------------  ------------------------------
                                                                   (in thousands)
                                             Sullivan         Sullivan         Sullivan        Sullivan
                                           Broadcasting       Broadcast      Broadcasting      Broadcast
                                          Company, Inc.    Holdings, Inc.   Company, Inc.   Holdings, Inc.
                                          -------------    --------------   --------------  ---------------

Goodwill                   40 Years            $231,607        $231,494        $232,974         $232,861
Affiliation agreements     10 Years              98,445          98,445          98,445           98,445
Canadian cable rights      10 Years              59,000          59,000          59,000           59,000
Commercial advertising
  contracts                15 years             148,986         148,986         150,750          150,750
FCC licenses               15 years              81,297          81,297          81,297           81,297
Other intangible assets    5 - 15 years          11,936          11,936          12,721           12,721
                                               --------        --------        --------         --------
                                                631,271         631,158         635,187          635,074

Less: Accumulated amortization                  (40,186 )       (40,186)        (50,308)         (50,308)
                                               --------        --------        --------         --------

                                               $591,085        $590,972        $584,879         $584,766
                                               ========        ========        ========         ========

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

In connection with the term loan and the revolving credit facility, the Company also has a $75,000,000 line of credit available for future acquisitions (collectively, the "Senior Credit Facility"). At March 31, 1997, $26,500,000 in borrowings were outstanding on the acquisition line of credit.

The term loan is payable in varying quarterly installments beginning December 31, 1997 through 2003. The repayments of the term loan are as follows:

                             (in thousands)
                        1997              $ 15,333
                        1998                20,428
                        1999                32,086
                        2000                42,781
                        2001                43,744
                        Thereafter         113,378

In addition, certain mandatory prepayments of the term loan are required if the Company achieves certain financial results at the end of the fiscal year. Mandatory prepayments payable at March 31, 1997 are included in the above repayment schedule.

SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


In January 1996, the Company entered into various interest rate protection agreements based upon LIBOR rates and a notional value equal to the anticipated outstanding term debt levels through the year 2000.

The Senior Credit Facility requires the Company to comply with certain covenants. At March 31, 1997, the Company was in compliance with all covenants.


5. INCOME TAXES

The provisions for taxes for the interim periods were based on projections of total year pre-tax income.

As discussed in Note 1, the Acquisition was accounted for by the purchase method of accounting which requires that all assets acquired and liabilities assumed be recorded at their fair value. For tax purposes, the assets acquired and liabilities assumed retain their historical basis resulting in a basis differential. The resulting basis differential and acquired net operating loss carryforwards together with changes in deferred tax assets and liabilities for the period give rise to the net deferred tax asset and liability recorded at March 31, 1997.

At December 31, 1996, Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc. had net operating loss carryforwards of approximately $93,977,000 and $99,700,000, respectively, for federal income tax purposes, available to reduce future taxable income. To the extent not used, federal net operating loss carryforwards expire in varying amounts beginning in 2003. In addition, at December 31, 1996 Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc. had net operating loss carryforwards of approximately $85,810,000 and $91,533,000, respectively, for state and local income tax purposes in various jurisdictions.

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


6. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The Company paid no interest during the period ended March 31, 1996 and paid interest of $ 7,371,000 during the period ended March 31, 1997.

During the periods ended March 31, 1996 and March 31, 1997, programming rights increased $859,000 and $411,000, respectively, due to the assumption of cash programming liabilities.

During the periods ended March 31, 1996 and March 31, 1997, the Company paid approximately $962,000 and $527,000, respectively, for state and local income taxes.

7. COMMITMENTS AND CONTINGENCIES

The Company has executed contracts for programming rights totaling approximately $18,004,000 and $17,580,000 at December 31, 1996 and March 31, 1997,
respectively, for which the broadcast period has not begun. Accordingly, the asset and related liability are not recorded at such dates.

The Company has operating lease agreements for land, office space, office equipment and other property which expire on various dates through 2005. Rental expense was $90,000 and $189,000 for the periods ending March 31, 1996 and March 31, 1997, respectively.

The Company has no postretirement or postemployment benefit plans at March 31, 1997.

SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


8. RELATED PARTY TRANSACTIONS

The Company reimburses ABRY Partners, Inc. ("ABRY"), an entity related through common ownership, approximately $6,100 per month, representing the Company's allocated share of rent paid by ABRY under its lease and other general expenses including utilities, property insurance and supplies. In addition, the Company has a management agreement with ABRY whereby the Company pays ABRY a management fee of $250,000 annually. Such amounts have been included in "Selling, general and administrative" expenses in the Company's consolidated statements of operations. In addition, certain liabilities assumed in the Acquisition were paid during the first quarter of 1996 by Sullivan Broadcast Holdings, Inc.


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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 (THE "1996 THREE MONTHS") COMPARED TO THREE MONTHS ENDED MARCH 31, 1997 OF THE COMPANY (THE "1997 THREE MONTHS")

Set forth below are selected consolidated financial data for the three months ended March 31, 1996 of the Company and March 31, 1997 of the Company and the percentage changes between the periods.

SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                     Three Months Ended March 31,
                                        ---------------------------------------------------
                                             1996                         1997                        Percentage Change
                                   -----------------------------   -----------------------------  ------------------------------

                                   Sullivan       Sullivan         Sullivan       Sullivan        Sullivan        Sullivan
                                   Broadcasting   Broadcast        Broadcasting   Broadcast       Broadcasting    Broadcast
                                   Company, Inc.  Holdings, Inc.   Company, Inc.  Holdings, Inc.  Company, Inc.   Holdings, Inc.
                                   -------------  --------------   -------------  --------------  -------------   --------------
                                                          (in thousands)

Net revenues (excluding barter)      $21,713         $21,713         $25,271         $25,271           16.4%            16.4%
Barter revenues                        2,546           2,546           4,162           4,162           63.5             63.5
Total net revenues                    24,259          24,259          29,433          29,433           21.3             21.3
Operating expenses                     3,765           3,765           4,668           4,668           24.0             24.0
Selling, general
 and administrative expenses           5,544           5,618           6,395           6,507           15.3             15.8
Depreciation and amortization         17,017          17,171          19,263          19,263           13.2             12.2
Operating loss                         2,067           2,295             893           1,005          (56.8)           (56.2)
Interest expense                       8,130           9,280           8,868          10,475            9.1             12.9
Net loss                               6,567           7,945           6,569           7,601             --             (4.3)
Payments for programming rights        2,208           2,208           2,779           2,779           25.9             25.9
Broadcast Cash Flow                   11,026          11,026          12,634          12,634           14.6             14.6

   Net revenues (excluding barter) are net of commissions and primarily include local/Canadian and national spot advertising sales. Net revenues (excluding barter) increased to $25,271,000 in the 1997 Three Months from $21,713,000 in the 1996 Three Months, an increase of $3,558,000 or 16.4%. This increase is partially due to additional net revenues from the WMSN station acquisition along with the operation of the WUXP LMA and WFXV station for a full quarter in 1997 compared to a partial quarter in 1996. Additionally, net revenues were further increased by higher advertising spot rates which were positively impacted by the improving economy, resulting in greater advertising spending, along with higher key demographic ratings from additional Fox programming and other syndicated and first run programming. Advertising revenues for the 1997 Three Months were comprised of 58.2% from local/Canadian advertising sales and 41.8% from national advertising sales.

   Local revenues include gross revenues before commissions from local or regional advertisers or their representative agencies. Local and regional areas encompass a station's designated market area and its outlying areas. Local revenues increased to $17,205,000 in the 1997 Three Months from $13,729,000 in the 1996 Three Months, an increase of $3,476,000, or 25.3%. The increase was primarily due to increased ratings as well as strong advertising demand along with additional revenues from the WMSN station acquisition and the operation of the WUXP LMA and WFXV station for a full quarter in 1997 compared to a partial quarter in 1996.

   National revenues include gross revenues before commissions from national advertisers or their representative agencies. National advertisers are advertisers outside of a station's local market or region. National revenues increased to $12,334,000 in the 1997 Three Months from $11,735,000 in the 1996 Three Months, an increase of $599,000, or 5.1%. As with local revenues, national revenues increased primarily due to improved ratings and strong advertising demand along with additional revenues from the WMSN station acquisition and the operation of the WUXP LMA and WFXV station for a full quarter in 1997 compared to a partial quarter in 1996.

   Barter revenues increased to $4,162,000 in the 1997 Three Months from $2,546,000 in the 1996 Three Months, an increase of $1,616,000, or 63.5%. This increase was primarily due to increase barter revenue relating to the WMSN station acquisition along with additional barter revenues generated from the operation of the WUXP LMA and WFXV station for a full quarter in 1997 compared to a partial quarter in 1996.

   Operating expenses include engineering, promotion, production and programming operations. Operating expenses increased to $4,668,000 in the 1997 Three Months from $3,765,000 in the 1996 Three Months, an increase of $903,000. This increase is the result of additional expenses associated with the WMSN station and operating the WUXP LMA and WFXV station for a full quarter in 1997 compared to a partial quarter in 1996.

SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    Selling, general and administrative expenses include sales, salaries, commissions, insurance, supplies and general management salaries. Selling, general and administrative expenses increased to $6,395,000 and $6,507,000 in the 1997 Three Months from $5,544,000 and $5,618,000 in the 1996 Three Months, increases of $851,000, and $889,000 or 15.3% and 15.8% for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively. These increases are primarily the result of higher salary costs associated with wage increases and an overall headcount increase due to the WUXP LMA and station acquisitions.

    Depreciation and amortization includes depreciation of property and equipment, amortization of programming rights and amortization of intangibles. Depreciation and amortization increased to $19,263,000 in the 1997 Three Months from $17,017,000 and $17,171,000 in the 1996 Three Months, increases of $2,246,000, and $2,092,000 or 13.2% and 12.2% for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively. These increases are due to the addition of fixed assets, programming rights and intangible assets in conjunction with the WMSN and Cascom acquisitions made during 1996 and 1997, respectively.

    Operating loss decreased to $893,000 and $1,005,000 in the 1997 Three Months from $2,067,000 and $2,295,000 in the 1996 Three Months, decreases of $1,174,000, and $1,290,000 or 58.6% and 56.2% for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively. These decreases are the result of stronger revenues offset somewhat by increases in operating, depreciation, amortization and selling, general and administrative expenses in the 1997 Three Months from the 1996 Three Months.

    Interest expense includes interest charged on all outstanding debt and the amortization of debt issuance costs over the life of the underlying debt. The increases of $738,000 and $1,195,000 or 9.1% and 12.9% for the 1997 Three Months as compared to the 1996 Three Months for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively, are the result of interest costs incurred on the additional borrowings utilized to fund the WUXP LMA and the WFXV, WMSN and Cascom acquisitions, further increased by the compounding of interest related to the Sullivan Broadcast Holdings, Inc. debt.

    Net loss increased to $6,569,000 and decreased to $7,601,000 in the 1997 Three Months from $6,567,000 and $7,945,000 in the 1996 Three Months, an increase of $2,000 and a decrease of $344,000 for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively, due to the reasons discussed above.

    Payments for programming rights increased to $2,779,000 in the 1997 Three Months from $2,208,000 in the 1996 Three Months, an increase of $571,000, or 25.9%. This increase is attributable to increased programming requirements related to the programming of the WMSN station. Programming rights were further increased as a result of programming the WUXP LMA and WFXV station for a full quarter in 1997 compared to a partial quarter in 1996.

    Broadcast Cash Flow increased to $12,634,000 in the 1997 Three Months from $11,026,000 in the 1996 Three Months, an increase of $1,608,000, primarily due to the aforementioned increases in revenue with a smaller proportional increase in operating and selling, general and administrative expenses. Barter expense was $459,000 and $201,000 for the 1997 Three Months and the 1996 Three Months, respectively. Corporate expense was $746,000 and $628,000 for the 1997 Three Months and the 1996 Three Months, respectively. The Company believes that Broadcast Cash Flow is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because broadcasting companies traditionally have large amounts of non-cash expense attributable to amortization of programming rights and other intangibles. Broadcast Cash Flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity is cash provided by operations. Cash provided by operations during the 1997 Three Months was $10,514,000 and $10,550,000 compared to $19,197,000 and $8,515,000 for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively, in the 1996 Three Months. The decrease in Sullivan Broadcasting Company, Inc.'s cash flow and the increase in Sullivan Broadcast Holdings, Inc.'s cash flow is primarily the result of the timing of cash interest payments and the non-recurrence of a one-time cash payment associated with the Acquisition made by Sullivan Broadcast Holdings, Inc. for the benefit of its wholly owned subsidiary.

     Cash provided by operations is after payments for programming rights, which amounted to $2,779,000 and $2,208,000, respectively, for the 1997 Three Months and the 1996 Three Months. The Company has program payment commitments (including contracts not yet recordable as assets) of $41,314,000, which are payable in installments of $12,193,000 in 1997, $11,358,000 in 1998, $8,939,000
in 1999, $5,431,000 in 2000, $2,220,000 in 2001 and $1,173,000 thereafter.

     The Company's primary capital requirements have been for capital expenditures and acquisitions. Capital expenditures totaled $970,000 for the 1997 Three Months compared to $280,000 for the 1996 Three Months.

     As of March 31, 1997, the Company had outstanding a $211,250,000 senior debt facility (the "Senior Credit Agreement"), with a $30,000,000 revolving credit facility (the "Revolving Credit Facility"), of which $30,000,000 was outstanding at March 31, 1997, and a $75,000,000 acquisition credit facility (the "Acquisition Credit Facility") (collectively, the "Senior Credit Facility"), of which $26,500,000 was outstanding at March 31, 1997. The interest rate on all borrowings under the Senior Credit Agreement vary depending upon either LIBOR or Prime rates, as selected by the Company, with a margin ranging between 0.0% and 1.5% for Prime borrowings and 1.25% and 2.75% for LIBOR borrowings added based upon the Company's leverage ratio for the past quarter. The Company has entered into various interest rate protection agreements based upon LIBOR rates and a notional amount equal to the full value of the senior debt facility to protect against significant fluctuations in interest rates through 2000. The Company also has outstanding $125,000,000 of 10-1/4% senior subordinated notes due December 2005, and Sullivan Broadcast Holdings, Inc. has outstanding $35,000,000 of 13-1/4% senior accrual debentures due 2006.

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

SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)  Exhibits

     None

(b)  No reports on Form 8-K were filed during the period.



                                      SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      SULLIVAN BROADCASTING COMPANY, INC.
                                 (Registrant)



May 2, 1997                        By:    /S/ Patrick Bratton
                                         -------------------------
                                          Patrick Bratton
                                          Chief Financial Officer
                                          (Principal Financial and
                                           Chief Accounting Officer)