Form 10-Q
period 1997-06-30
SULLIVAN BROADCASTING CO INC; SULLIVAN BROADCAST HOLDINGS INC
filed 1997-08-07
CIK 914029, 1002573

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended             June 30, 1997
                                           ------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                      to
                              --------------------       ----------------------

                      COMMISSION FILE NUMBER    33-98436
                                                33-98434


                      SULLIVAN BROADCASTING COMPANY, INC.
                      -----------------------------------
                                      and
                                      ---
                       SULLIVAN BROADCAST HOLDINGS, INC.
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

                                                       58-1719496
             Delaware                                  04-3289279
    -------------------------------               -------------------
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)               Identification No.)


18 Newbury Street, Boston, MA                         02116
-----------------------------                         -----
(Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code   (617) 369-7755
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

As of June 30, 1997, Sullivan Broadcasting Company, Inc. had 520,105 shares of Common Stock outstanding, all of which is owned by Sullivan Broadcast Holdings, Inc. Sullivan Broadcasting Company, Inc.'s Common Stock is not publicly traded and does not have a quantifiable market value.

As of June 30, 1997, Sullivan Broadcast Holdings, Inc. had the following outstanding shares of common stock: 1,201,577 shares of Class B-1 Common Stock, 6,158,211 shares of Class B-2 Common Stock, and 853,854 shares of Class C Common Stock. Sullivan Broadcast Holdings, Inc.'s Common Stock is not publicly traded and does not have a quantifiable market value.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (SEE NOTE 1)

       SULLIVAN BROADCAST HOLDINGS, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
              SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                     December 31, 1996                  June 30, 1997
                                   -----------------------------  -----------------------------
                                   Sullivan       Sullivan        Sullivan       Sullivan
                                   Broadcasting   Broadcast       Broadcasting   Broadcast
                                   Company, Inc.  Holdings, Inc.  Company, Inc.  Holdings, Inc.
                                   -------------  --------------  -------------  --------------
                                                                           (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents               $  6,443        $  6,469       $  5,667        $  5,675
Accounts receivable, net of
 allowance for doubtful
 accounts of $1,297 and
 $1,432                                   31,686          31,686         27,803          27,803
Current portion of
 programming rights                       23,360          23,360         16,463          16,463
Current deferred tax asset                 3,968           4,535          3,968           4,535
Prepaid expenses and other
 current assets                              733             733          1,224           1,262
                                        --------        --------       --------        --------

Total current assets                      66,190          66,783         55,125          55,738

Property and equipment, net               44,454          44,454         41,978          41,978

Programming rights, net of
 current portion                          21,319          21,319         15,566          15,566

Deferred loan costs, net of
 accumulated amortization of
 $793, $1,238, $1,224 and $1,993          12,292          14,016         11,861          13,261

Intangible assets, net                   591,085         590,972        575,253         575,140
                                        --------        --------       --------        --------

  Total assets                          $735,340        $737,544       $699,783        $701,683
                                        ========        ========       ========        ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

        SULLIVAN BROADCAST HOLDINGS, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
               SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (CONT.)
                              (dollars in thousands)

                                              December 31, 1996                  June 30, 1997
                                        -----------------------------     -----------------------------
                                          Sullivan       Sullivan           Sullivan       Sullivan
                                        Broadcasting     Broadcast        Broadcasting     Broadcast
                                        Company, Inc.  Holdings, Inc.     Company, Inc.  Holdings, Inc.
                                        -------------  --------------     -------------  --------------
                                                                                  (Unaudited)
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of program-
  ming contracts payable                     $ 24,281        $ 24,281          $ 18,960        $ 18,961
 Current portion of senior
  debt                                         18,583          18,583            20,439          20,439
 Current income taxes
  payable                                       2,910           2,865             1,777           1,732
Current interest payable                        4,362           4,362             2,100           2,100
 Due to related parties                         7,080              --             6,450              --
 Accounts payable                               1,925           1,925             2,640           2,640
 Accrued expenses                               3,650           3,771             2,863           2,956
                                             --------        --------          --------        --------

   Total current liabilities                   62,791          55,787            55,229          48,828

Senior debt, net of current
 portion                                      195,917         195,917           181,799         181,799
Borrowings under revolving
 line of credit                                56,500          56,500            63,500          63,500
Subordinated debt                             125,185         155,326           125,185         155,585
Interest payable                                   --           4,942                --           7,614
Programming contracts
 payable, net of current
 portion                                       20,392          20,392            14,045          14,045
Deferred taxes and other liabilities           86,705          84,124            82,271          78,171
                                             --------        --------          --------        --------

   Total liabilities                          547,490         572,988           522,029         549,542

15% Cumulative redeemable
 preferred stock, non-voting,
 $.001 par value - authorized
 10,000,000 shares; 1,150,000
 shares issued and outstanding                     --         111,483                --         123,247
                                             --------        --------          --------        --------
Commitments and
contingencies
Shareholders' equity (deficit):
 Common stock, $.01 par
  value; 800,000 shares
  authorized; 520,105
  shares issued and
  outstanding                                       5              --                 5              --


Class B-1 common stock,
$.001 par value; 25,000,000
shares authorized; 1,204,077
and 1,201,577 shares issued
and outstanding at
December 31, 1996 and
 March 31, 1997, respectively                      --               1                --               1
Class B-2 common stock,
 $.001 par value; 25,000,000
 shares authorized; 6,158,211
 shares issued and outstanding
 at December 31, 1996 and June
 30, 1997, respectively                            --               6                --               6
Class C common stock, $.001
 par value; 5,000,000 shares
 authorized; 896,229 and
 853,854 shares issued and
 outstanding at December 31,
 1996 and June  30, 1997,
 respectively                                      --               1                --               1
Additional paid-in capital                    206,797          76,861           206,797          65,057
Accumulated deficit                           (18,952)        (23,796)          (29,048)        (36,171)
                                             --------        --------          --------        --------

   Total shareholders'
     equity                                   187,850          53,073           177,754          28,894
                                             --------        --------          --------        --------

   Total liabilities and
     shareholders' equity                    $735,340        $737,544          $699,783        $701,683
                                             ========        ========          ========        ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

       SULLIVAN BROADCAST HOLDINGS, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
              SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                       (Unaudited - dollars in thousands)

                                        Three Months Ended June 30,
                            --------------------------------------------------------------
                                      1996                       1997
                            --------------------------------------------------------------
                            Sullivan       Sullivan        Sullivan       Sullivan
                            Broadcasting   Broadcast       Broadcasting   Broadcast
                            Company, Inc.  Holdings, Inc.  Company, Inc.  Holdings, Inc.

Revenues (excluding barter)       $31,828         $31,828        $36,319         $36,319
Less - commissions                 (5,330)         (5,330)        (5,863)         (5,863)
                                  -------         -------        -------         -------

Net revenues (excluding            26,498          26,498         30,456          30,456
 barter)
Barter revenues                     4,487           4,487          4,480           4,480
                                  -------         -------        -------         -------
Total net revenues                 30,985          30,985         34,936          34,936
                                  -------         -------        -------         -------

Expenses

Operating expenses                  4,134           4,134          4,323           4,323
Selling, general and
 administrative                     5,582           5,645          6,826           7,258
Amortization of
 programming rights                 6,587           6,587          7,607           7,607
Depreciation and
 amortization                      10,483          10,329         11,736          11,736
                                  -------         -------        -------         -------
                                   26,786          26,695         30,492          30,924
                                  -------         -------        -------         -------

Operating income                    4,199           4,290          4,444           4,012

Interest expense, including
amortization of debt discount
 and deferred loan costs            8,453           9,922          9,046          10,694
Other expense (income)                (12)            (12)            48              47
                                  -------         -------        -------         -------
Loss before benefit
     for income taxes              (4,242)         (5,620)        (4,650)         (6,729)


Benefit for income taxes            1,796           1,796          1,123           1,955
                                  -------         -------        -------         -------

Net loss                          $(2,446)        $(3,824)       $(3,527)        $(4,774)
                                  =======         =======        =======         =======

                                             Six Months Ended June 30,
                            -----------------------------------------------------------
                                       1996                         1997
                            -----------------------------------------------------------
                            Sullivan       Sullivan       Sullivan       Sullivan
                            Broadcasting   Broadcast      Broadcasting   Broadcast
                            Company, Inc.  Holdngs, Inc.  Company, Inc.  Holdings, Inc.

Revenues (excluding barter)    $   57,870      $ 57,870       $ 66,716    $ 66,716
Less - commissions                 (9,659)       (9,659)       (10,989)    (10,989)
                            -------------      --------       --------    --------

Net revenues (excluding            48,211        48,211         55,727      55,727
 barter)
Barter revenues                     7,033         7,033          8,642       8,642
                            -------------      --------       --------    --------
Total net revenues                 55,244        55,244         64,369      64,369
                            -------------      --------       --------    --------

Expenses

Operating expenses                  7,899         7,899          8,991       8,991
Selling, general and
 administrative                    11,126        11,263         13,221      13,765
Amortization of
 programming rights                12,016        12,016         14,615      14,615
Depreciation and
 amortization                      22,071        22,071         23,991      23,991
                            -------------      --------       --------    --------
                                   53,112        53,249         60,818      61,362
                            -------------      --------       --------    --------

Operating income                    2,132         1,995          3,551       3,007

Interest expense, including
amortization of debt discount
 and deferred loan costs           16,583        19,202         17,914      21,169
Other expense (income)                  0             0              9           8
                            -------------      --------       --------    --------
Loss before benefit
     for income taxes             (14,451)      (17,207)       (14,372)    (18,170)


Benefit for income taxes            5,438         5,438          4,276       5,795
                            -------------      --------       --------    --------

Net loss                      $    (9,013)     $(11,769)      $(10,096)   $(12,375)
                            =============      ========       ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

       SULLIVAN BROADCAST HOLDINGS, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
              SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       (Unaudited - dollars in thousands)

                                    Class B-1              Class B-2                Class C
                                   Common Stock           Common Stock            Common Stock
                             ------------------------  ---------------------  ---------------------
                               Shares       Amount        Shares      Amount   Shares     Amount
                             -----------  -----------  -------------  ------  --------  -----------
Sullivan Broadcasting
Company, Inc.

Balance at
December 31, 1996                    --            --        520,105      $5       --            --

Net loss                             --            --             --      --       --            --
                             ----------   -----------  -------------  ------  -------   -----------

Balance at
June 30, 1997                        --            --        520,105      $5       --            --
                             ==========   ===========  =============  ======  =======   ===========

Sullivan Broadcast
Holdings, Inc.

Balance at
December 31, 1996             1,204,077            $1      6,158,211      $6  896,229            $1

Repurchase of Class
B-1 Common Stock                 (2,500)           --             --      --       --            --

Repurchase of Class
C Common Stock                       --            --             --      --  (47,375)           --

  Issuance of Class
  Common Stock                       --            --             --      --    5,000            --

Accretion of Preferred
 Stock                               --            --             --      --       --            --

Net loss                             --            --             --      --       --            --
                             ----------   -----------  -------------  ------  -------   -----------

Balance at
June 30, 1997                 1,201,577            $1      6,158,211      $6  853,854            $1
                             ==========   ===========  =============  ======  =======   ===========



                              Additional                     Total
                                Paid-in    Accumulated    Shareholders'
                                Capital      Deficit        Equity
                              ---------  -------------   -------------
Sullivan Broadcasting
Company, Inc.

Balance at
December 31, 1996             $206,797      $ (18,952)       $187,850

Net loss                            --        (10,096)        (10,096)
                              --------      ---------        --------

Balance at
June 30, 1997                 $206,797       $(29,048)       $177,754
                              ========      =========        ========

Sullivan Broadcast
Holdings, Inc.

Balance at
December 31, 1996             $ 76,861       $(23,796)       $ 53,073

Repurchase of Class
B-1 Common Stock                   (25)            --             (25)

Repurchase of Class
C Common Stock                     (27)            --             (27)

  Issuance of Class
  Common Stock                      12             --              12

Accretion of Preferred
 Stock                         (11,764)            --         (11,764)

Net loss                            --        (12,375)        (12,375)
                              --------      ---------        --------

Balance at
June 30, 1997                 $ 65,057       $(36,171)       $ 28,894
                              ========      =========        ========



The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements.

       SULLIVAN BROADCAST HOLDINGS, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
              SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Unaudited - dollars in thousands)


          Six Months Ended June 30,
                                          ---------------------------------------------------------------
                                                      1996                             1997
                                          -----------------------------    -------------------------------

                                          Sullivan        Sullivan         Sullivan        Sullivan
                                          Broadcasting    Broadcast        Broadcasting    Broadcast
                                          Company, Inc.   Holdings, Inc.   Company, Inc.   Holdings, Inc.
                                          -------------   --------------   -------------   --------------
Cash Flows from operating activities:
Net Loss                                      $  (9,013)       $ (11,769)       $(10,096)        $(12,375)
Adjustments to reconcile net loss to
 net cash provided by operating
 actitivies:
Deferred income taxes                            (5,302)         (5,302)          (4,276)          (5,795)
Depreciation of property, plant
    and equipment                                 3,621           3,621            4,203            4,203
Amortization of intangible assets                18,450          18,450           19,788           19,788
Amortization of programming rights                5,476           5,476            6,669            6,669
Payments for programming rights                  (4,269)         (4,269)          (5,687)          (5,687)
Amortization of debt discount and
    deferred loan costs                             798           1,107              431            1,014
Changes in assets and liabilities:
Decrease in accounts receivable                   4,670           4,670            4,139            4,139
Decrease in prepaid expenses
    and other assets                             (1,052)         (1,052)            (414)            (452)
Increase (decrease) in due to related
 parties                                          5,930          (2,847)            (630)              --
Decrease in income taxes payable                   (962)           (962)          (1,133)          (1,133)
Increase (decrease) in interest
   payable                                        3,169           5,488           (2,262)             410
Decrease in accounts payable, accrued
   expenses and other liabilities                (3,600)         (5,281)            (230)            (257)
                                               --------       ---------        ---------         --------
Net cash provided by operating
 activities                                      17,916           7,330           10,502           10,524
                                               --------       ---------        ---------         --------

Cash Flow from investing activities:
Decrease in restricted cash                     126,916         162,599               --               --
Increase in other assets                        (17,252)        (17,260)              --               --
Acquistion of Cascom stock                           --              --           (4,371)          (4,371)
Acquistion of Act III Broadcasting, Inc.
  net of cash acquired                          (550,045)       (550,045)              --               --
Payment for purchase options                      (2,800)         (2,800)              --               --
Acquistion of  WFXV assets                          (650)           (650)              --               --
Capital expenditures                              (1,129)         (1,129)          (1,645)          (1,645)
                                                --------       ---------        ---------         --------

Net cash used for investing activities          (444,960)       (409,285)          (6,016)          (6,016)
                                                --------       ---------        ---------         --------

Cash flows from investing activities:
Payment of principal amounts                          --              --          (12,262)         (12,262)
Proceeds from term debt                          220,000         220,000               --               --
Proceeds from revolver borrowings, net            22,000          22,000            7,000            7,000
Proceeds from stockholder contribution           201,601              --               --               --
Proceeds from issuance of common stock                --          61,641               --               12
Repurchase of common stock                            --             (52)              --              (52)
Proceeds from issuance of preferred
     stock, net                                       --         115,000               --               --
Advance buydown of programming rights             (4,396)         (4,396)              --               --
Payment of debt issuance costs                    (5,572)         (5,649)              --               --
                                                --------       ---------        ---------         --------

Net cash provided by (used for)
   financing activities                          433,633         408,544           (5,262)          (5,302)

Net increase (decrease) in cash
      and cash equivalents                         6,589           6,589             (776)            (794)
Cash and cash equivalents, beginnning
      of period                                       --              --            6,443            6,469
                                                --------       ---------        ---------         --------

Cash and cash equivalents, end of Period        $  6,589       $   6,589        $   5,667         $  5,675
                                                ========       =========        =========         ========

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

The accompanying consolidated financial statements as of and for the six months ended June 30, 1997 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate and that the information presented is not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Companys' latest annual reports on Form 10-K for the year ended December 31, 1996 and the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997. The information furnished reflects all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary to make a fair statement of the results for the interim period. The results for these interim periods are not necessarily indicative of results to be expected for the full fiscal year, due to seasonal factors, among others.


2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                       December 31,         June 30,
                                           1996               1997
                                       -----------         ---------
                                               (in thousands)

Land                                       $ 1,385          $  1,386
Broadcasting equipment                      39,978            42,243
Buildings and improvements                   6,262             6,282
Furniture and other equipment                3,070             3,134
Construction in progress                     1,624               960
                                       -----------         ---------
                                            52,319            54,005
Less: Accumulated depreciation
 and amortization                           (7,865)          (12,027)
                                       -----------         ---------
                                           $44,454          $ 41,978
                                       -----------         ---------
                                       ===========         =========


SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


3. INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                     Amortization             December 31,                       June 30,
                                        Period                   1996                             1997
                                     -------------  ------------------------------  -------------------------------
                                                                           (in thousands)
                                                      Sullivan        Sullivan         Sullivan        Sullivan
                                                    Broadcasting      Broadcast      Broadcasting      Broadcast
                                                    Company, Inc.  Holdings, Inc.   Company, Inc.   Holdings, Inc.
                                                    -------------  ---------------  --------------  ---------------

   Goodwill                          40 Years            $231,607        $231,494        $233,014         $232,901
   Affiliation agreements            10 Years              98,445          98,445          98,445           98,445
   Canadian cable rights             10 Years              59,000          59,000          59,000           59,000
   Commercial advertising
     contracts                       15 years             148,986         148,986         150,750          150,750
   FCC licenses                      15 years              81,297          81,297          81,297           81,297
   Other intangible assets           5 - 15 years          11,936          11,936          12,721           12,721
                                                         --------        --------        --------         --------
                                                          631,271         631,158         635,227          635,114

   Less: Accumulated amortization                         (40,186)        (40,186)        (59,974)         (59,974)
                                                         --------        --------        --------         --------

                                                         $591,085        $590,972        $575,253         $575,140
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

In connection with the term loan and the revolving credit facility, the Company also has a $75,000,000 line of credit available for future acquisitions (collectively, the "Senior Credit Facility"). At June 30, 1997, $53,500,000 in borrowings were outstanding on the acquisition line of credit.

The term loan is payable in varying quarterly installments beginning December 31, 1997 through 2003. The repayments of the term loan are as follows:

                         (in thousands)
                    1997              $  6,321
                    1998                20,428
                    1999                32,086
                    2000                42,781
                    2001                43,744
                    Thereafter         113,378

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

The Senior Credit Facility requires the Company to comply with certain covenants. A June 30, 1997, the Company was in compliance with all covenants.


5. INCOME TAXES

The provisions for taxes for the interim periods were based on projections of total year pre-tax income.

As discussed in Note 1, the Acquisition was accounted for by the purchase method of accounting which requires that all assets acquired and liabilities assumed be recorded at their fair value. For tax purposes, the assets acquired and liabilities assumed retain their historical basis resulting in a basis differential. The resulting basis differential and acquired net operating loss carryforwards together with changes in deferred tax assets and liabilities for the period give rise to the net deferred tax asset and liability recorded at June 30, 1997.

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

6. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The Company paid interest of $12,520,000 and $ 19,745,000 during the periods ending June 30, 1996 and June 30, 1997.

During the periods ended June 30, 1996 and June 30, 1997, programming rights increased $2,080,000 and $583,000 respectively, due to the assumption of cash programming liabilities.

During the periods ended June 30, 1996 and June 30, 1997, the Company paid approximately $962,000 and $1,134,000 respectively, for state and local income taxes.

7. COMMITMENTS AND CONTINGENCIES

The Company has executed contracts for programming rights totaling approximately $18,004,000 and $16,394,000 at December 31, 1996 and June 30, 1997, respectively, for which the broadcast period has not begun.
Accordingly, the asset and related liability are not recorded at such dates.

The Company has operating lease agreements for land, office space, office equipment and other property which expire on various dates through 2005. Rental expense was $96,000 and $189,000 for the periods ending June 30, 1996 and June 30 1997, respectively.

SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


8. RELATED PARTY TRANSACTIONS

The Company reimburses ABRY Partners, Inc. ("ABRY"), an entity related through common ownership, approximately $6,100 per month, representing the Company's allocated share of rent paid by ABRY under its lease and other general expenses including utilities, property insurance and supplies. In addition, the Company has a management agreement with ABRY whereby the Company pays ABRY a management fee of $250,000 annually. Such amounts have been included in "Selling, general and administrative" expenses in the Company's consolidated statements of operations. In addition, certain liabilities were paid during the first quarter of 1996 by Sullivan Broadcast Holdings, Inc.


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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 (THE "1996 THREE MONTHS") COMPARED TO THREE MONTHS ENDED JUNE 30, 1997 OF THE COMPANY (THE "1997 THREE MONTHS")

Set forth below are selected consolidated financial data of the Company for the three months ended June 30, 1996 and June 30, 1997 and the percentage changes between the periods.

SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                 Three Months Ended June 30,
                                   -------------------------------------------------------------
                                             1996                          1997                          Percentage Change
                                   ----------------------------    -----------------------------  -------------------------------
                                   Sullivan       Sullivan         Sullivan       Sullivan        Sullivan        Sullivan
                                   Broadcasting   Broadcast        Broadcasting   Broadcast       Broadcasting    Broadcast
                                   Company, Inc.  Holdings, Inc.   Company, Inc.  Holdings, Inc.  Company, Inc.   Holdings, Inc.
                                   -------------  --------------   -------------  --------------  -------------   --------------
                                                          (in thousands)

Net revenues (excluding barter)          $26,498         $26,498         $30,456          30,456           14.9%            14.9%
Barter revenues                            4,487           4,487           4,480           4,480           (0.2)            (0.2)
Total net revenues                        30,985          30,985          34,936          34,936           12.8             12.8
Operating expenses                         4,134           4,134           4,323           4,323            4.6              4.6
Selling, general
 and administrative expenses               5,582           5,645           6,826           7,258           22.3             28.6
Depreciation and amortization             17,070          16,916          19,343          19,343           13.3             14.3
Operating income                           4,199           4,290           4,444           4,012            5.8             (6.5)
Interest expense                           8,453           9,922           9,046          10,694            7.0              7.8
Net loss                                   2,446           3,824           3,527           4,774           44.2             24.8
Payments for programming rights            2,061           2,061           2,908           2,908           41.1             41.1
Broadcast Cash Flow                       15,514          15,514          17,686          17,686           14.0             14.0

   Net revenues (excluding barter) are net of commissions and primarily include local/Canadian and national spot advertising sales. Net revenues (excluding barter) increased to $30,456,000 in the 1997 Three Months from $26,498,000 in the 1996 Three Months, an increase of $3,958,000 or 14.9%. This increase is primarily due to additional net revenues from the WMSN station acquisition in July of 1996. Additionally, net revenues were further increased by higher advertising spot rates which were positively impacted by the improving economy, resulting in greater advertising spending, along with higher key demographic ratings from additional Fox programming and other syndicated and first run programming. Advertising revenues for the 1997 Three Months were comprised of 58.8% from local/Canadian advertising sales and 41.2% from national advertising sales.

   Local revenues include gross revenues before commissions from local or regional advertisers or their representative agencies. Local and regional areas encompass a station's designated market area and its outlying areas. Local revenues increased to $20,850,000 in the 1997 Three Months from $17,590,000 in the 1996 Three Months, an increase of $3,260,000 or 18.5%. The increase was primarily due to increased ratings as well as strong advertising demand along with additional revenues from the WMSN station acquisition in July of 1996.

   National revenues include gross revenues before commissions from national advertisers or their representative agencies. National advertisers are advertisers outside of a station's local market or region. National revenues increased to $14,596,000 in the 1997 Three Months from $13,819,000 in the 1996 Three Months, an increase of $777,000, or 5.6%. As with local revenues, national revenues increased primarily due to improved ratings and strong advertising demand along with additional revenues from the WMSN station acquisition in July of 1996.

   Barter revenues decreased to $4,480,000 in the 1997 Three Months from $4,487,000 in the 1996 Three Months, a decrease of $7,000, or .2%. This decrease was primarily due to decreased barter advertising spots as a result of stronger advertising demand in 1997 compared to 1996.

   Operating expenses include engineering, promotion, production and programming operations. Operating expenses increased to $4,323,000 in the 1997 Three Months from $4,134,000 in the 1996 Three Months, an increase of $189,000. This increase was the result of additional expenses associated with the WMSN station acquistion in July of 1996.

SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   Selling, general and administrative expenses include sales, salaries, commissions, insurance, supplies and general management salaries. Selling, general and administrative expenses increased to $6,826,000 and $7,258,000 in the 1997 Three Months from $5,582,000 and $5,645,000 in the 1996 Three Months, increases of $1,244,000, and $1,613,000 or 22.3% and 28.6% for Sullivan
Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively. These increases were primarily the result of higher salary costs associated with wage and commission increases and an overall headcount increase due to station acquisitions in the second half of 1996.

   Depreciation and amortization includes depreciation of property and equipment, amortization of programming rights and amortization of intangibles. Depreciation and amortization increased to $19,343,000 in the 1997 Three Months from $17,070,000 and $16,916,000 in the 1996 Three Months, increases of $2,273,000, and $2,427,000 or 13.3% and 14.3% for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively. These increases were due to the addition of fixed assets, programming rights and intangible assets in conjunction with the WMSN and Cascom acquisitions made during 1996 and 1997, respectively.

   Operating income increased to $4,444,000 and decreased to $4,012,000 in the 1997 Three Months from $4,199,000 and $4,290,000 in the 1996 Three Months, an increase of $245,000, and a decrease of $278,000 or 5.8% and 6.5% for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively. The increase in Sullivan Broadcasting Company, Inc. operating income was the result of stronger revenues while the decrease in Sullivan Broadcast Holdings, Inc. operating was attributable to slightly higher operating, depreciation, amortization and selling, gerneral and administrative expenses during this period.

   Interest expense includes interest charged on all outstanding debt and the amortization of debt issuance costs and debt discount over the life of the underlying debt. The increases of $593,000 and $772,000 or 7.0% and 7.8% for the 1997 Three Months as compared to the 1996 Three Months for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively, were the result of interest costs incurred on the additional borrowings utilized to fund the WMSN and Cascom acquisitions, further increased by the compounding of unpaid interest related to the Sullivan Broadcast Holdings, Inc. debt.

   Net loss increased to $3,527,000 and $4,774,000 in the 1997 Three Months from $2,446,000 and $3,824,000 in the 1996 Three Months, increases of $1,081,000 and
$950,000 for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively, due to the reasons discussed above.

   Payments for programming rights increased to $2,908,000 in the 1997 Three Months from $2,061,000 in the 1996 Three Months, an increase of $847,000, or 41.1%. This increase was attributable to increased programming requirements related to the programming of the WUXP LMA and the WMSN station.

   Broadcast Cash Flow increased to $17,686,000 in the 1997 Three Months from $15,514,000 in the 1996 Three Months, an increase of $2,172,000, primarily due to the aforementioned increases in revenue with a smaller proportional increase in the aggregate for operating and selling, general and administrative expenses. Barter expense was $248,000 and $312,000 for the 1997 Three Months and the 1996 Three Months, respectively. Corporate expense was $1,039,000 and $482,000 for the 1997 Three Months and the 1996 Three Months, respectively. The Company believes that Broadcast Cash Flow is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because broadcasting companies traditionally have large amounts of non-cash expense attributable to amortization of programming rights and other intangibles. Broadcast Cash Flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 (THE "1996 SIX MONTHS") COMPARED TO SIX MONTHS ENDED JUNE 30, 1997 OF THE COMPANY (THE "1997 SIX MONTHS")
Set forth below are selected consolidated financial data of the Company for the six months ended June 30, 1996 and June 30, 1997 and the percentage changes between the periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                    Six Months Ended June 30,
                                   -------------------------------------------------------------
                                                1996                          1997                     Percentage Change
                                   -----------------------------   -----------------------------  ------------------------------
                                   Sullivan       Sullivan         Sullivan       Sullivan        Sullivan        Sullivan
                                   Broadcasting   Broadcast        Broadcasting   Broadcast       Broadcasting    Broadcast
                                   Company, Inc.  Holdings, Inc.   Company, Inc.  Holdings, Inc.  Company, Inc.   Holdings, Inc.
                                   -------------  --------------   -------------  --------------  -------------   --------------
                                                          (in thousands)

Net revenues (excluding barter)          $48,211         $48,211         $55,727         $55,727           15.6%            15.6%
Barter revenues                            7,033           7,033           8,642           8,642           22.9             22.9
Total net revenues                        55,244          55,244          64,369          64,369           16.5             16.5
Operating expenses                         7,899           7,899           8,991           8,991           13.8             13.8
Selling, general
 and administrative expenses              11,126          11,263          13,221          13,765           18.8             22.2
Depreciation and amortization             34,087          34,087          38,606          38,606            3.3             13.3
Operating  Income                          2,132           1,995           3,551           3,007           66.6             50.7
Interest expense                          16,583          19,202          17,914          21,169            8.0             10.2
Net loss                                   9,013          11,769          10,096          12,375           12.0              5.1
Payments for programming rights            4,269           4,269           5,687           5,687           33.2             33.2
Broadcast Cash Flow                       26,540          26,540          30,320          30,320           14.2             14.2

   Net revenues (excluding barter) are net of commissions and primarily include local/Canadian and national spot advertising sales. Net revenues (excluding barter) increased to $55,727,000 in the 1997 Six Months from $48,211,000 in the 1996 Six Months, an increase of $7,516,000 or 15.6%. This increase was primarily due to additional net revenues from the WMSN station acquisition in July of 1996. Additionally, net revenues were further increased by higher advertising spot rates which were positively impacted by the improving economy, resulting in greater advertising spending, along with higher key demographic ratings from additional Fox programming and other syndicated and first run programming. Advertising revenues for the 1997 Six Months were comprised of 58.6% from local/Canadian advertising sales and 41.4% from national advertising sales.

   Local revenues include gross revenues before commissions from local or regional advertisers or their representative agencies. Local and regional areas encompass a station's designated market area and its outlying areas. Local revenues increased to $38,055,000 in the 1997 Six Months from $31,319,000 in the 1996 Six Months, an increase of $6,736,000, or 21.5%. The increase was primarily due to increased ratings as well as strong advertising demand along with additional revenues from the WMSN station acquisition in July of 1996.

   National revenues include gross revenues before commissions from national advertisers or their representative agencies. National advertisers are advertisers outside of a station's local market or region. National revenues increased to $26,930,000 in the 1997 Six Months from $25,554,000 in the 1996 Six Months, an increase of $1,376,000, or 5.4%. As with local revenues, national revenues increased primarily due to improved ratings and strong advertising demand along with additional revenues from the WMSN station acquisition in July of 1996.

   Barter revenues increased to $8,642,000 in the 1997 Six Months from $7,033,000 in the 1996 Six Months, an increase of $1,609,000, or 22.9%. This increase was primarily due to increase barter revenue relating to the WMSN station acquisition along with additional barter revenues generated from the operation of the WUXP LMA and WFXV station for the full 1997 Six Months compared to only a portion of the 1996 Six Months.

   Operating expenses include engineering, promotion, production and programming operations. Operating expenses increased to $8,991,000 in the 1997 Six Months from $7,899,000 in the 1996 Six Months, an increase of $1,092,000. This increase was the result of additional expenses associated with the WMSN station and operating the WUXP LMA and WFXV station for the full 1997 Six Months compared to only a portion of the 1996 Six Months.

SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    Selling, general and administrative expenses include sales, salaries, commissions, insurance, supplies and general management salaries. Selling, general and administrative expenses increased to $13,221,000 and $13,765,000 in the 1997 Six Months from $11,126,000 and $11,263,000 in the 1996 Six Months, increases of $2,095,000, and $2,502,000 or 18.8% and 22.2% for Sullivan
Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively. These increases were primarily the result of higher salary costs associated with wage and commission increases and an overall headcount increase due to the WUXP LMA and station acquisitions in the second half of 1996.

    Depreciation and amortization includes depreciation of property and equipment, amortization of programming rights and amortization of intangibles. Depreciation and amortization increased to $38,606,000 in the 1997 Six Months from $34,087,000 in the 1996 Six Months, an increase of $4,519,000 or 13.3%. This increase was due to the addition of fixed assets, programming rights and intangible assets in conjunction with the WMSN and Cascom acquisitions made during 1996 and 1997, respectively.

    Operating income increased to $3,551,00 and $3,007,000 in the 1997 Six Months from $2,132,000 and $1,995,000 in the 1996 Six Months, increases of $1,419,000, and $1,012,000 or 66.6% and 50.7% for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively. These increases were the result of stronger revenues offset somewhat by increases in operating, depreciation, amortization and selling, general and administrative expenses in the 1997 Six Months from the 1996 Six Months.

    Interest expense includes interest charged on all outstanding debt and the amortization of debt issuance costs and debt discount over the life of the underlying debt. The increases of $1,331,000 and $1,967,000 or 8.0% and 10.2% for the 1997 Six Months as compared to the 1996 Six Months for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively, were the result of interest costs incurred on the additional borrowings utilized to fund the WUXP LMA and the WFXV, WMSN and Cascom acquisitions, further increased by the compounding of unpaid interest related to the Sullivan Broadcast Holdings, Inc. debt.

    Net loss increased to $10,096,000 and $12,375,000 in the 1997 Six Months from $9,013,000 and $11,769,000 in the 1996 Six Months, increases of $1,083,000 and $606,000 for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively, due to the reasons discussed above.

    Payments for programming rights increased to $5,687,000 in the 1997 Six Months from $4,269,000 in the 1996 Six Months, an increase of $1,418,000, or 33.2%. This increase was attributable to increased programming requirements related to the programming of the WMSN station. Programming rights were further increased as a result of programming the WUXP LMA and WFXV station for the full 1997 Six Months compared to only a portion of the1996 Six Months.

    Broadcast Cash Flow increased to $30,320,000 in the 1997 Six Months from $26,540,000 in the 1996 Six Months, an increase of $3,780,000, primarily due to the aforementioned increases in revenue with a smaller proportional increase in the aggregate for operating and selling, general and administrative expenses. Barter expense was $707,000 and $513,000 for the 1997 Six Months and the 1996 Six Months respectively. Corporate expense was $1,785,000 and $1,110,000 for the 1997 Six Months and the 1996 Six Months, respectively. The Company believes that Broadcast Cash Flow is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because broadcasting companies traditionally have large amounts of non-cash expense attributable to amortization of programming rights and other intangibles. Broadcast Cash Flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity is cash provided by operations. Cash provided by operations during the 1997 Six Months was $10,489,000 and $10,511,000 compared to $17,916,000 and $7,330,000 for
Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively, in the 1996 Six Months. The decrease in Sullivan Broadcasting Company Inc.'s cash flow and the increase in Sullivan Broadcast Holdings, Inc.'s cash flow was primarily the result of the timing of cash interest payments and the non-recurrence of a one-time cash payment associated with the Acquisition made by Sullivan Broadcast Holdings, Inc. for the benefit of its wholly owned subsidiary.

     Cash provided by operations is after payments for programming rights, which amounted to $5,687,000 and $4,269,000, respectively, for the 1997 Six Months and the 1996 Six Months. The Company had program payment commitments (including contracts not yet recordable as assets) of $37,452,000, which were payable in installments of $9,246,000 in 1997, $11,166,000 in 1998, $8,848,000 in 1999, $5,330,000 in 2000, $2,351,000 in 2001 and $511,000
thereafter.

     The Company's primary capital requirements have been for capital expenditures and acquisitions. Capital expenditures totaled $1,645,000 for the 1997 Six Months compared to $1,129,000 for the 1996 Six Months.

      As of June 30, 1997, the Company had outstanding a $202,238,000 senior debt facility (the "Senior Credit Agreement"), with a $30,000,000 revolving credit facility (the "Revolving Credit Facility"), of which $10,000,000 was outstanding at June 30, 1997, and a $75,000,000 acquisition credit facility (the "Acquisition Credit Facility") (collectively, the "Senior Credit Facility"), of which $53,500,000 was outstanding at June 30, 1997. The interest rate on all borrowings under the Senior Credit Agreement vary depending upon either LIBOR or Prime rates, as selected by the Company, with a margin ranging between 0.0% and 1.5% for Prime borrowings and 1.25% and 2.75% for LIBOR borrowings added based upon the Company's leverage ratio for the past quarter. The Company entered into various interest rate protection agreements based upon LIBOR rates and a notional amount equal to the full value of the senior debt facility to protect against significant fluctuations in interest rates through 2000. The Company also had outstanding $125,000,000 of 10-1/4% senior subordinated notes due December 2005, and Sullivan Broadcast Holdings, Inc. had outstanding $35,000,000 of 13-1/4% senior accrual debentures due 2006.

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

     Exhibit
     -------
     Number   Exhibit
     ------   -------

     10.1 Fourth Supplemental Indenture dated as of January 7, 1997 between Sullivan Broadcasting Company, Inc. (as successor to A-3) and State Street Bank and Trust Company as trustee (the "Trustee") relating to the notes.


     10.2 Fourth Amendment to Credit Agreement and Limited Waiver and Consent dated as of June 26, 1997 by and among Sullivan Broadcasting Company, Inc. as successor to A-3 Holdings, Nationsbank of Texas, N.A. and certain other lenders.


     10.3 Seventh Supplemental Indenture dated as of January 7, 1997 between Sullivan Broadcasting Company, Inc. (as successor to A-3) and State Street Bank and Trust Company as trustee (the "Trustee") relating to the notes.


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

                                      SULLIVAN BROADCASTING COMPANY, INC.
                                                (Registrant)



August 7, 1997                                  By:  /S/ Patrick Bratton
                                                   -----------------------------
                                                     Patrick Bratton
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Chief Accounting Officer)