Form 10-Q
period 1997-09-30
SULLIVAN BROADCASTING CO INC; SULLIVAN BROADCAST HOLDINGS INC
filed 1997-11-07
CIK 914029, 1002573

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                               FORM 10-Q



(MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1997
                                           _____________________________________________________

                                           OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to _________________________________

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
                         ---------------------------------
                (Exact name of registrant as specified in its charter)

                                                                      58-1719496
                 Delaware                                             04-3289279
------------------------------------------------        ---------------------------------------
      (State or other jurisdiction of                                (IRS Employer
       incorporation or organization)                              Identification No.)


     18 Newbury Street, Boston, MA                                       02116
----------------------------------------                                 -----
(Address of principal executive offices)                               (Zip code)

Registrant's telephone number, including area code                   (617) 369-7755
                                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES  [X].    No  [_].

As of September 30, 1997, Sullivan Broadcasting Company, Inc. had 520,105 shares of Common Stock outstanding, all of which is owned by Sullivan Broadcast Holdings, Inc. Sullivan Broadcasting Company, Inc.'s Common Stock is not publicly traded and does not have a quantifiable market value.

As of September 30, 1997, Sullivan Broadcast Holdings, Inc. had the following outstanding shares of common stock: 1,201,577 shares of Class B-1 Common Stock, 6,158,211 shares of Class B-2 Common Stock, and 853,854 shares of Class C Common Stock. Sullivan Broadcast Holdings, Inc.'s Common Stock is not publicly traded and does not have a quantifiable market value.

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

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (SEE NOTE 1)

       SULLIVAN BROADCAST HOLDINGS, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
             SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                 December 31, 1996                            September 30, 1997
                                         ------------------------------------        -------------------------------------
                                          Sullivan               Sullivan             Sullivan               Sullivan
                                        Broadcasting             Broadcast           Broadcasting            Broadcast
                                        Company, Inc.          Holdings, Inc.        Company, Inc.          Holdings, Inc.
                                        -------------          --------------        -------------          --------------
                                                                                                  (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                 $  6,443               $  6,469               $  5,270               $  5,284
Accounts receivable, net of
 allowance for doubtful
 accounts of $1,297 and
 $1,498                                     31,686                 31,686                 26,737                 26,737
Current portion of
 programming rights                         23,360                 23,360                 27,747                 27,747
Current deferred tax asset                   3,968                  4,535                  3,968                  4,535
Prepaid expenses and other
 current assets                                733                    733                    834                    854
                                          --------               --------               --------               --------

Total current assets                        66,190                 66,783                 64,556                 65,157

Property and equipment, net                 44,454                 44,454                 41,524                 41,524

Programming rights, net of
 current portion                            21,319                 21,319                 25,712                 25,712

Deferred loan costs, net of
 accumulated amortization of
 $793, $1,238, $1,439
 and $2,370                                 12,292                 14,016                 11,646                 12,883

Intangible assets, net                     591,085                590,972                565,446                565,333
                                          --------               --------               --------               --------

  Total assets                            $735,340               $737,544               $708,884               $710,609
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

        SULLIVAN BROADCAST HOLDINGS, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
               SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS (CONT.)
                            (dollars in thousands)


                                                 December 31, 1996                            September 30, 1997
                                         ------------------------------------        -------------------------------------
                                          Sullivan               Sullivan             Sullivan               Sullivan
                                        Broadcasting             Broadcast           Broadcasting            Broadcast
                                        Company, Inc.          Holdings, Inc.        Company, Inc.          Holdings, Inc.
                                        -------------          --------------        -------------          --------------
                                                                                                  (Unaudited)
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of program-
  ming contracts payable                 $ 24,281                $ 24,281               $ 29,103               $ 29,103
 Current portion of senior
  debt                                     18,583                  18,583                 18,482                 18,482
 Current income taxes
  payable                                   2,910                   2,865                     18                     --
 Current interest payable                   4,362                   4,362                  7,252                  7,572
 Due to related parties                     7,080                      --                  6,234                     --
 Accounts payable                           1,925                   1,925                  1,908                  1,909
 Accrued expenses                           3,650                   3,771                  3,067                  3,164
                                         --------                --------               --------               --------

   Total current liabilities               62,791                  55,787                 66,064                 60,230

Senior debt, net of current
 portion                                  195,917                 195,917                180,595                180,595
Borrowings under revolving
 line of credit                            56,500                  56,500                 58,500                 58,500
Subordinated debt                         125,185                 155,326                125,185                155,714
Interest payable                               --                   4,942                     --                  8,854
Programming contracts
 payable, net of current
 portion                                   20,392                  20,392                 25,471                 25,471
Deferred taxes and other liabilities       86,705                  84,124                 80,235                 75,220
                                         --------                --------               --------               --------

   Total liabilities                      547,490                 572,988                536,050                564,584

15% Cumulative redeemable
 preferred stock, non-voting,
 $.001 par value - authorized
 1,500,000 shares; 1,150,000
 shares issued and outstanding                 --                 111,483                     --                129,129
                                         --------                --------               --------               --------

Commitments and
contingencies
Shareholders' equity (deficit):
 Common stock, $.01 par
  value; 800,000 shares
  authorized; 520,105
  shares issued and
  outstanding                                   5                      --                      5                     --


Class B-1 common stock,
 $.001 par value; 5,000,000
 shares authorized; 1,204,077
 and 1,201,577 shares issued
 and outstanding at
 December 31, 1996 and
 September 30, 1997, respectively              --                       1                     --                      1
Class B-2 common stock,
 $.001 par value; 7,000,000
 shares authorized; 6,158,211
 shares issued and outstanding
 at December 31, 1996 and
 September 30, 1997, respectively              --                       6                     --                      6
Class C common stock, $.001
 par value; 2,000,000 shares
 authorized; 896,229 and
 853,854 shares issued and
 outstanding at December 31,
 1996 and September 30, 1997,
 respectively                                 --                        1                     --                      1
Additional paid-in capital               206,797                   76,861                206,797                 59,175
Accumulated deficit                      (18,952)                 (23,796)               (33,968)               (42,287)
                                        --------                 --------               --------               --------

   Total shareholders'
     equity                              187,850                   53,073                172,834                 16,896
                                        --------                 --------               --------               --------

   Total liabilities and
     shareholders' equity               $735,340                 $737,544               $708,884               $710,609
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

                                               Three Months Ended September 30,
                                  -----------------------------------------------------------
                                             1996                            1997
                                  -----------------------------------------------------------

                                   Sullivan         Sullivan          Sullivan       Sullivan
                                 Broadcasting       Broadcast       Broadcasting     Broadcast
                                Company, Inc.    Holdings, Inc.    Company, Inc.   Holdings, Inc
                                --------------  -----------------  --------------  --------------
Revenues (excluding barter)       $ 29,643          $ 29,643          $33,256         $33,256
Less - commissions                  (4,929)           (4,929)          (5,475)         (5,475)
                                  --------          --------          -------         -------

Net revenues (excluding
 barter)                            24,714            24,714           27,781          27,781
Barter revenues                      3,765             3,765            4,598           4,598
                                  --------          --------          -------         -------
Total net revenues                  28,479            28,479           32,379          32,379
                                  --------          --------          -------         -------


Expenses

Operating expenses                   3,875            3,875            3,889           3,889

Selling, general and
 administrative                      5,266             5,393            6,943           7,086

Amortization of programming
 rights                              7,004             7,004            7,641           7,641
Depreciation and amortization       14,266            14,266           11,979          11,979
                                  --------          --------          -------         -------

                                    30,411            30,538           30,452          30,595
                                  --------          --------          -------         -------

Operating income (loss)             (1,932)           (2,059)           1,927           1,784

Interest expense, including
amortization of debt discount
and deferred loan costs              9,505            10,820            8,888          10,739
Other expense (income)                 100               100               11              11
                                  --------          --------          -------         -------

Loss before benefit
 for income taxes                  (11,537)          (12,979)          (6,972)         (8,966)

Benefit for income taxes             4,380             5,961            2,052           2,850
                                  --------          --------          -------         -------

Net loss                          $ (7,157)         $ (7,018)         $(4,920)        $(6,116)
                                  ========          ========          =======         =======






                                               Nine Months Ended September 30,
                                  -----------------------------------------------------------
                                             1996                            1997
                                  -----------------------------------------------------------

                                   Sullivan         Sullivan          Sullivan       Sullivan
                                 Broadcasting       Broadcast       Broadcasting     Broadcast
                                Company, Inc.    Holdings, Inc.    Company, Inc.   Holdings, Inc
                                --------------  -----------------  --------------  --------------


Revenues (excluding barter)          $ 87,513         $ 87,513        $ 99,972         $ 99,972
Less - commissions                    (14,588)         (14,588)        (16,464)         (16,464)
                                     --------         --------        --------         --------

Net revenues (excluding
 barter)                               72,925           72,925          83,508           83,508
Barter revenues                        10,798           10,798          13,240           13,240
                                     --------         --------        --------         --------

Total net revenues                     83,723           83,723          96,748           96,748
                                     --------         --------        --------         --------
Expenses

Operating expenses                     11,774           11,774          12,880           12,880

Selling, general and
 administrative                        16,392           16,656          20,164           20,851

Amortization of programming
 rights                                19,020           19,020          22,256           22,256
Depreciation and amortization          36,337           36,337          35,970           35,970
                                     --------         --------        --------         --------

                                       83,523           83,787          91,270           91,957
                                     --------         --------        --------         --------
Operating income (loss)                   200              (64)          5,478            4,791

Interest expense, including
amortization of debt discount
and deferred loan costs                26,088           30,022          26,802           31,908
Other expense (income)                    100              100              20               19
                                     --------         --------        --------         --------
Loss before benefit
 for income taxes                     (25,988)         (30,186)        (21,344)         (27,136)

Benefit for income taxes                9,818           11,399           6,328            8,645
                                     --------         --------        --------         --------
Net loss                             $(16,170)        $(18,787)       $(15,016)        $(18,491)
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

          SULLIVAN BROADCAST HOLDINGS, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (Unaudited - dollars in thousands)

                                           Class B-1                 Class B-2                 Class C
                                         Common Stock               Common Stock             Common Stock
                                   ------------------------  ------------------------  ------------------------

                                      Shares       Amount       Shares       Amount       Shares       Amount
                                   -----------  -----------  -----------  -----------  -----------  -----------

Sullivan Broadcasting
Company, Inc.

Balance at
December 31, 1996                           --  $        --      520,105  $         5           --  $        --

Net loss                                    --           --           --           --           --           --
                                   -----------  -----------  -----------  -----------  -----------  -----------
Balance at
September 30, 1997                          --  $        --      520,105  $         5           --  $        --
                                   ===========  ===========  ===========  ===========  ===========  ===========

Sullivan Broadcast
Holdings, Inc.

Balance at
December 31, 1996                    1,204,077  $         1    6,158,211  $         6      896,229  $         1


Repurchase of Class
B-1 Common Stock                        (2,500)          --           --           --           --           --
                                   -----------  -----------  -----------  -----------  -----------  -----------
Repurchase of Class
C Common Stock                              --           --           --           --      (47,375)          --

Issuance of Class
Common Stock                                --           --           --           --        5,000           --

Accretion of Preferred Stock                --           --           --           --          ---           --

Net loss                                    --           --           --           --           --           --
                                   -----------  -----------  -----------  -----------  -----------  -----------
Balance at
September 30, 1997                   1,201,577  $         1    6,158,211  $         6      853,854  $         1
                                   ===========  ===========  ===========  ===========  ===========  ===========




                                Additional                  Total
                                 Paid-in    Accumulated  Shareholders'
                                 Capital      Deficit       Equity
                               -----------  -----------  -----------
Sullivan Broadcasting
Company, Inc.

Balance at
December 31, 1996              $   206,797  $   (18,952) $   187,850

Net loss                                --      (15,016)     (15,016)
                               -----------  -----------  -----------

Balance at
September 30, 1997             $   206,797  $   (33,968) $   172,834
                               ===========  ===========  ===========


Sullivan Broadcast
Holdings, Inc.

Balance at
December 31, 1996              $    76,861  $   (23,796) $    53,073

Repurchase of Class
B-1 Common Stock                       (25)          --          (25)

Repurchase of Class
C Common Stock                         (27)          --          (27)

Issuance of Class
Common Stock                            12           --           12

Accretion of Preferred Stock       (17,646)          --      (17,646)

Net loss                                --      (18,491)     (18,491)
                               -----------  -----------  -----------

Balance at
September 30, 1997             $    59,175  $   (42,287) $    16,896
                               ===========  ===========  ===========

The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements.

       SULLIVAN BROADCAST HOLDINGS, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
              SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                                                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                    (Unaudited - dollars in thousands)
                                                                     Nine Months Ended September 30,
                                                        ---------------------------------------------------------------
                                                                   1996                          1997
                                                        -------------------------------  ------------------------------
                                                           Sullivan        Sullivan         Sullivan        Sullivan
                                                         Broadcasting      Broadcast      Broadcasting      Broadcast
                                                        Company, Inc.   Holdings, Inc.   Company, Inc.   Holdings, Inc.
                                                        --------------  ---------------  --------------  ---------------
 Cash Flows from operating activities:
 Net Loss                                                   $ (16,170)       $ (18,787)      $ (15,016)      $  (18,491)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Deferred income taxes                                       (9,818)         (11,399)         (6,328)          (8,645)
   Depreciation of property, plant
        and equipment                                           5,612            5,612           6,375            6,375
   Amortization of intangible assets                           30,725           30,725          29,595           29,595
   Amortization of programming rights                           8,861            8,861           9,769            9,769
   Payments for programming rights                             (6,583)          (6,583)         (8,648)          (8,648)
   Amortization of debt discount and
        deferred loan costs                                     1,197            1,662             646            1,521
   Changes in assets and liabilities:
   Decrease in accounts receivable                              7,442            7,442           5,205            5,205
   Decrease in prepaid expenses
        and other assets                                       (1,118)          (1,118)            (24)             (44)
   Increase (decrease) is due to related parties                5,966           (2,717)           (846)              --
   Decrease in income taxes payable                              (962)            (962)         (2,892)          (2,982)
   Increase in interest payable                                 7,028           10,506           2,890            7,122
   Decrease in accounts payable, accrued
    expenses and other liabilities                             (5,010)          (6,680)           (900)            (923)
                                                            ---------        ---------       ---------       ----------

Net cash provided by operating activities                      27,170           16,562          19,826           19,854
                                                            ---------        ---------       ---------       ----------
Cash Flow from investing activities:
  Decrease in restricted cash                                 126,916          162,599             ---              ---
  Increase in other assets                                        ---              ---             ---              ---
  Acquisition of Cascom stock                                     ---              ---          (4,371)          (4,371)
  Acquisition of Act III Broadcasting, Inc.
      net of cash acquired                                   (550,045)        (550,045)            ---              ---
  Payment for purchase options                                 (2,800)          (2,800)            ---              ---
  Acquisition of  WFXV assets                                    (650)            (650)            ---              ---
  Acquisition of WMSN                                         (26,500)         (26,500)            ---              ---
  Acquisition of WUXP                                         (26,950)         (26,950)            ---              ---
  Capital expenditures                                         (2,228)          (2,228)         (3,205)          (3,205)
                                                            ---------        ---------       ---------       ----------

Net cash used for investing activities                       (482,257)        (446,574)         (7,576)          (7,576)
                                                            ---------        ---------       ---------       ----------

Cash flows from financing activities:
  Payment of principal amounts                                    ---              ---         (15,423)         (15,423)
  Proceeds from term debt                                     220,000          220,000             ---              ---
  Proceeds from revolver borrowings, net                       51,500           51,500           2,000            2,000
  Proceeds from stockholder contribution                      201,601              ---             ---              ---
  Proceeds from issuance of common stock                          ---           61,603             ---               12
  Repurchase of common stock                                      ---              ---             ---              (52)
  Proceeds from issuance of preferred
        stock, net                                                ---          115,000             ---              ---
  Advance buydown of programming rights                        (4,396)          (4,396)            ---              ---
  Payment of debt issuance costs                               (5,572)          (5,649)            ---              ---
                                                            ---------        ---------       ---------       ----------

 Net cash  provided by (used for) financing
  activities                                                  463,133           438,058        (13,423)         (13,463)

 Net increase (decrease) in cash
     and cash equivalents                                       8,046             8,046         (1,173)          (1,185)
 Cash and cash equivalents, beginning
     of period                                                    ---              ---           6,443            6,469
                                                            ---------        ---------       ---------       ----------

Cash and cash equivalents, end of period                    $   8,046        $   8,046       $   5,270       $    5,284
                                                            =========        =========       =========       ==========

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

SULLIVAN BROADCAST HOLDINGS, INC. AND

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

On January 4, 1996, all of the outstanding capital stock of Act III Broadcasting, Inc. ("Act III" or the "Predecessor") was purchased by and Act III was merged with and into A-3 Acquisition, Inc. ("A-3"), with Act III surviving such merger (the "Acquisition"). Act III then changed its name to Sullivan Broadcasting Company, Inc. The Acquisition was accounted for by the purchase method of accounting. The results of operations of Act III for the period from January 1, 1996 through January 4, 1996 have been included in the results of operations of the Company for the nine months ended September 30, 1996 due to the immateriality of such results in relation to the Company's financial statements taken as a whole for that period.

The accompanying consolidated financial statements as of and for the nine months ended September 30, 1997 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate and that the information presented is not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Companys' latest annual reports on Form 10-K for the year ended December 31, 1996 and the Company's quarterly report on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997. The information furnished reflects all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary to make a fair statement of the results for the interim period. The results for these interim periods are not necessarily indicative of results to be expected for the full fiscal year, due to seasonal factors, among others.


2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                       December 31,         September 30,
                                           1996                  1997
                                       ------------         -------------
                                               (in thousands)

Land                                    $ 1,385                $  1,426
Broadcasting equipment                   39,978                  41,735
Buildings and improvements                6,262                   6,386
Furniture and other equipment             3,070                   5,152
Construction in progress                  1,624                     801
                                        -------                --------
                                         52,319                  55,500

Less:  Accumulated depreciation
        and amortization                 (7,865)                (13,976)
                                        -------                --------
                                        $44,454                $ 41,524
                                        =======                ========

SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)


3. INTANGIBLE ASSETS

Intangible assets consisted of the following:


                        Amortization               December 31,                  September 30,
                           Period                     1996                           1997
                        ------------     ------------------------------   -----------------  ------------
                                                                 (in thousands)
                                            Sullivan        Sullivan         Sullivan        Sullivan
                                          Broadcasting      Broadcast      Broadcasting      Broadcast
                                         Company, Inc.   Holdings, Inc.   Company, Inc.   Holdings, Inc.
                                         --------------  ---------------  --------------  ---------------

Goodwill                   40 Years           $231,607         $231,494        $233,014         $232,901
Affiliation agreements     10 Years             98,445           98,445          98,445           98,445
Canadian cable rights      10 Years             59,000           59,000          59,000           59,000
Commercial advertising
  contracts                15 years            148,986          148,986         150,750          150,750
FCC licenses               15 years             81,297           81,297          81,297           81,297
Other intangible assets    5 - 15 years         11,936           11,936          12,721           12,721
                                              --------         --------        --------         --------
                                               631,271          631,158         635,227          635,114

Less: Accumulated amortization                 (40,186)         (40,186)        (69,781)         (69,781)
                                              --------         --------        --------         --------

                                              $591,085         $590,972        $565,446         $565,333
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

The revolving credit facility provides for borrowings up to $30,000,000 for working capital purposes, and is due on December 31, 2003 or upon repayment of the term loan. At September 30, 1997, $5,000,000 in borrowings were outstanding on the revolving credit facility.

In connection with the term loan and the revolving credit facility, the Company also has a $75,000,000 line of credit available for future acquisitions (collectively, the "Senior Credit Facility"). At September 30, 1997, $53,500,000 in borrowings were outstanding on the acquisition line of credit.

The term loan is payable in varying quarterly installments beginning December 31, 1997 through 2003. The repayments of the term loan as of September 30, 1997, are as follows:

                               (in thousands)
                        1997                $ 3,161
                        1998                 20,428
                        1999                 32,086
                        2000                 42,781
                        2001                 43,744
                        Thereafter           56,877

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

The Senior Credit Facility requires the Company to comply with certain covenants. At September 30, 1997, the Company was in compliance with all covenants.


5. INCOME TAXES

The provisions for taxes for the interim periods were based on projections of total year pre-tax income.

As discussed in Note 1, the Acquisition was accounted for by the purchase method of accounting which requires that all assets acquired and liabilities assumed be recorded at their fair value. For tax purposes, the assets acquired and liabilities assumed retain their historical basis resulting in a basis differential. The resulting basis differential and acquired net operating loss carryforwards together with changes in deferred tax assets and liabilities for the period give rise to the net deferred tax asset and liability recorded at September 30, 1997.

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

6. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The Company paid interest of $17,863,000 and $23,121,000 during the periods ending September 30, 1996 and September 30, 1997.

During the periods ended September 30, 1996 and September 30, 1997, programming rights increased $11,715,000 and $8,780,000 respectively, due to the assumption of cash programming liabilities.

During the periods ended September 30, 1996 and September 30, 1997, the Company paid approximately $1,209,000 and $2,892,000 respectively, for state and local income taxes.

7. COMMITMENTS AND CONTINGENCIES

The Company has executed contracts for programming rights totaling approximately $18,004,000 and $14,199,000 at December 31, 1996 and September 30, 1997,
respectively, for which the broadcast period has not begun. Accordingly, the asset and related liability are not recorded at such dates.

The Company has operating lease agreements for land, office space, office equipment and other property which expire on various dates through 2005. Rental expense was $289,000 and $559,000 for the periods ending September 30, 1996 and September 30, 1997, respectively.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 (THE "1996 THREE MONTHS") COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997 OF THE COMPANY (THE "1997 THREE MONTHS")

Set forth below are selected consolidated financial data of the Company for the three months ended September 30, 1996 and September 30, 1997 and the percentage changes between the periods.

SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                            Three Months Ended September 30,
                             --------------------------------------------------------------
                                          1996                           1997                      Percentage Change
                             ------------------------------   -----------------------------  ------------------------------
                               Sullivan        Sullivan         Sullivan       Sullivan        Sullivan        Sullivan
                              Broadcasting     Broadcast      Broadcasting     Broadcast     Broadcasting      Broadcast
                             Company, Inc.   Holdings, Inc.   Company, Inc.  Holdings, Inc.  Company, Inc.   Holdings, Inc.
                             -------------   --------------   -------------  --------------  -------------   --------------
                                                     (in thousands)
Net revenues (excluding
 barter)                       $24,714          $24,714         $27,781          27,781           12.4%              12.4%
Barter revenues                  3,765            3,765           4,598           4,598           22.1               22.1
Total net revenues              28,479           28,479          32,379          32,379           13.7               13.7
Operating expenses               3,875            3,875           3,889           3,889            0.4                0.4
Selling, general
 and administrative
  expenses                       5,266            5,393           6,943           7,086           31.8               31.4
Depreciation and
 amortization                   21,270           21,270          19,620          19,620           (7.8)              (7.8)
Operating income (loss)         (1,932)          (2,059)          1,927           1,784          199.7              186.6
Interest expense                 9,505           10,820           8,888          10,739           (6.5)              (0.7)
Net loss                         7,157            7,018           4,920           6,116          (31.3)             (12.9)
Payments for programming
 rights                          2,314            2,314           2,961           2,961           28.0               28.0
Broadcast Cash Flow             13,984           13,984          15,096          15,096            8.0                8.0

    Net revenues (excluding barter) are net of commissions and primarily include local/Canadian and national spot advertising sales. Net revenues (excluding barter) increased to $27,781,000 in the 1997 Three Months from $24,714,000 in the 1996 Three Months, an increase of $3,067,000 or 12.4%. This increase was primarily due to higher local sales revenue resulting from the Company's commitment to expand local sales. Additionally, net revenues were further increased by higher advertising spot rates which were positively impacted by the improving economy, resulting in greater advertising spending, along with higher key demographic ratings from additional Fox programming and other syndicated and first run programming. Advertising revenues for the 1997 Three Months were comprised of 58.4% from local/Canadian advertising sales and 41.6% from national advertising sales.

    Local revenues include gross revenues before commissions from local or regional advertisers or their representative agencies. Local and regional areas encompass a station's designated market area and its outlying areas. Local revenues increased to $18,907,000 in the 1997 Three Months from $16,183,000 in the 1996 Three Months, an increase of $2,724,000 or 16.8%. The increase was primarily due to increased ratings as well as stronger advertising demand along with additional revenues resulting from an expanded local sales effort.

    National revenues include gross revenues before commissions from national advertisers or their representative agencies. National advertisers are advertisers outside of a station's local market or region. National revenues increased to $13,450,000 in the 1997 Three Months from $13,063,000 in the 1996 Three Months, an increase of $387,000 or 3.0%. As with local revenues, national revenues increased primarily due to improved ratings and stronger advertising demand.

    Barter revenues increased to $4,598,000 in the 1997 Three Months from $3,765,000 in the 1996 Three Months, an increase of $833,000, or 22.1%. This increase was primarily due to the increased value of barter advertising spots as a result of stronger advertising demand and ratings in 1997 compared to 1996.

    Operating expenses include engineering, promotion, production and programming operations. Operating expenses increased to $3,889,000 in the 1997 Three Months from $3,875,000 in the 1996 Three Months, an increase of $14,000. This increase was the result of higher salaries paid to employees in the 1997 Three Months as compared to the 1996 Three Months.

SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Selling, general and administrative expenses include sales, salaries, commissions, insurance, supplies and general management salaries. Selling, general and administrative expenses increased to $6,943,000 and $7,086,000 in the 1997 Three Months from $5,266,000 and $5,393,000 in the 1996 Three Months, increases of $1,677,000, and $1,693,000 or 31.8% and 31.4% for Sullivan
Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively. These increases were primarily the result of higher salary costs associated with wage and commission increases and an overall headcount increase due to the Company's commitment towards increasing local sales revenue in 1997.

     Depreciation and amortization includes depreciation of property and equipment, amortization of programming rights and amortization of intangibles. Depreciation and amortization decreased to $19,620,000 in the 1997 Three Months from $21,270,000 in the 1996 Three Months, a decrease of $1,650,000, or 7.8% for the Company. This decrease was due to the retirement of certain fixed assets during the 1997 Three Months.

     Operating income increased to $1,927,000 and $1,784,000 in the 1997 Three Months from operating losses of $1,932,000 and $2,059,000 in the 1996 Three Months, increases of $3,859,000, and $3,843,000 or 199.7% and 186.6% for
Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively. These increases in operating income were the result of stronger revenues offset somewhat by slightly higher operating and selling, general and administrative expenses during this period.

     Interest expense includes interest charged on all outstanding debt and the amortization of debt issuance costs and debt discount over the life of the underlying debt. The decreases of $617,000 and $81,000 or 6.5% and 0.7% for the 1997 Three Months as compared to the 1996 Three Months for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively, were the result of lower principal balances offset somewhat by the compounding of unpaid interest related to the Sullivan Broadcast Holdings, Inc. debt.

     Net loss decreased to $4,920,000 and $6,116,000 in the 1997 Three Months from $7,157,000 and $7,018,000 in the 1996 Three Months, decreases of $2,237,000 and $902,000 for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively, due to the reasons discussed above.

     Payments for programming rights increased to $2,961,000 in the 1997 Three Months from $2,314,000 in the 1996 Three Months, an increase of $647,000, or 28.0%. This increase was attributable to the higher cost of quality programming in the 1997 Three Months compared to the 1996 Three Months.

     Broadcast Cash Flow increased to $15,096,000 in the 1997 Three Months from $13,984,000 in the 1996 Three Months, an increase of $1,112,000, primarily due to the aforementioned increases in revenue with a larger proportional increase in the aggregate for operating and selling, general and administrative expenses. Barter expense was $66,000 and $170,000 for the 1997 Three Months and the 1996 Three Months, respectively. Corporate expense was $1,042,000 and $555,000 for the 1997 Three Months and the 1996 Three Months, respectively. The Company believes that Broadcast Cash Flow is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because broadcasting companies traditionally have large amounts of non-cash expense attributable to amortization of programming rights and other intangibles. Broadcast Cash Flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 (THE "1996 NINE MONTHS") COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997 OF THE COMPANY (THE "1997 NINE MONTHS")

Set forth below are selected consolidated financial data of the Company for the nine months ended September 30, 1996 and September 30, 1997 and the percentage changes between the periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                   Nine Months Ended September 30,
                              ----------------------------------------------------------------
                                             1996                          1997                         Percentage Change
                              --------------------------------  -------------------------------   ------------------------------
                                    Sullivan      Sullivan        Sullivan        Sullivan         Sullivan       Sullivan
                                  Broadcasting    Broadcast     Broadcasting      Broadcast       Broadcasting     Broadcast
                                  Company, Inc. Holdings, Inc.  Company, Inc.    Holdings, Inc.   Company, Inc.  Holdings, Inc.
                              ----------------- --------------  --------------  ---------------   --------------   -------------
                                                             (in thousands)
Net revenues (excluding
 barter)                            $72,925        $72,925          $83,508         $83,508              14.5%        14.5%
Barter revenues                      10,798         10,798           13,240          13,240              22.6         22.6
Total net revenues                   83,723         83,723           96,748          96,748              15.6         15.6
Operating expenses                   11,774         11,774           12,880          12,880               9.4          9.4
Selling, general
 and administrative expenses         16,392         16,656           20,164          20,851              23.0         25.2
Depreciation and
 amortization                        55,357         55,357           58,226          58,226               5.2          5.2
Operating income (loss)                 200            (64)           5,478           4,791           2,639.0      7,585.9
Interest expense                     26,088         30,022           26,802          31,908               2.7          6.3
Net loss                             16,170         18,787           15,016          18,491              (7.1)        (1.6)
Payments for programming
 rights                               6,583          6,583            8,648           8,648              31.4         31.4
Broadcast Cash Flow                  40,524         40,524           45,416          45,416              12.1         12.1


     Net revenues (excluding barter) are net of commissions and primarily include local/Canadian and national spot advertising sales. Net revenues (excluding barter) increased to $83,508,000 in the 1997 Nine Months from $72,925,000 in the 1996 Nine Months, an increase of $10,583,000 or 14.5%. This increase was primarily due to additional net revenues from the WMSN station acquisition in July of 1996 and higher local sales revenue resulting from the Company's commitment to expand local sales. Additionally, net revenues were further increased by higher advertising spot rates which were positively impacted by the improving economy, resulting in greater advertising spending, along with higher key demographic ratings from additional Fox programming and other syndicated and first run programming. Advertising revenues for the 1997 Nine Months were comprised of 58.5% from local/Canadian advertising sales and 41.5% from national advertising sales.

     Local revenues include gross revenues before commissions from local or regional advertisers or their representative agencies. Local and regional areas encompass a station's designated market area and its outlying areas. Local revenues increased to $56,962,000 in the 1997 Nine Months from $47,502,000 in the 1996 Nine Months, an increase of $9,460,000, or 19.9%. The increase was primarily due to increased ratings as well as stronger advertising demand along with additional revenues resulting from an expanded local sales effort and added revenues from the WMSN station acquisition in July of 1996.

     National revenues include gross revenues before commissions from national advertisers or their representative agencies. National advertisers are advertisers outside of a station's local market or region. National revenues increased to $40,380,000 in the 1997 Nine Months from $38,617,000 in the 1996 Nine Months, an increase of $1,763,000, or 4.6%. As with local revenues, national revenues increased primarily due to improved ratings and stronger advertising demand along with additional revenues from the WMSN station acquisition in July of 1996.

     Barter revenues increased to $13,240,000 in the 1997 Nine Months from $10,798,000 in the 1996 Nine Months, an increase of $2,442,000, or 22.6%. This increase was primarily due to the increased value of barter advertising spots along with additional barter revenue relating to the WMSN station acquisition and the operation of the WUXP LMA and WFXV station for the full 1997 Nine Months compared to only a portion of the 1996 Nine Months.

     Operating expenses include engineering, promotion, production and programming operations. Operating expenses increased to $12,880,000 in the 1997 Nine Months from $11,774,000 in the 1996 Nine Months, an increase of $1,106,000. This increase was the result of additional expenses associated with the WMSN station and operating the WUXP LMA and WFXV station for the full 1997 Nine Months compared to only a portion of the 1996 Nine Months along with higher salaries paid to employees in 1997 compared to 1996.

SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Selling, general and administrative expenses include sales, salaries, commissions, insurance, supplies and general management salaries. Selling, general and administrative expenses increased to $20,164,000 and $20,851,000 in the 1997 Nine Months from $16,392,000 and $16,656,000 in the 1996 Nine Months, increases of $3,772,000, and $4,195,000 or 23.0% and 25.2% for Sullivan
Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively. These increases were primarily the result of higher salary costs associated with wage and commission increases and an overall headcount increase due to the WUXP LMA and station acquisitions in the second half of 1996 and the Company's commitment towards increasing local sales revenue in 1997.

     Depreciation and amortization includes depreciation of property and equipment, amortization of programming rights and amortization of intangibles. Depreciation and amortization increased to $58,226,000 in the 1997 Nine Months from $55,357,000 in the 1996 Nine Months, an increase of $2,869,000 or 5.2%. This increase was due to the addition of fixed assets, programming rights and intangible assets in conjunction with the WMSN and Cascom acquisitions made during 1996 and 1997, respectively.

     Operating income increased to $5,478,000 and $4,791,000 in the 1997 Nine Months from $200,000 and an operating loss of $64,000 in the 1996 Nine Months, increases of $5,278,000, and $4,855,000 for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively. These increases were the result of stronger revenues offset somewhat by increases in operating, depreciation, amortization and selling, general and administrative expenses in the 1997 Nine Months from the 1996 Nine Months.

     Interest expense includes interest charged on all outstanding debt and the amortization of debt issuance costs and debt discount over the life of the underlying debt. The increases of $714,000 and $1,886,000 or 2.7% and 6.3% for the 1997 Nine Months as compared to the 1996 Nine Months for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively, were the result of interest costs incurred on the additional borrowings utilized to fund the WUXP LMA and the WFXV, WMSN and Cascom acquisitions, further increased by the compounding of unpaid interest related to the Sullivan Broadcast Holdings, Inc. debt. These increases were slightly offset by the paydown of principal amount during the 1997 Nine Months.

     Net loss decreased to $15,016,000 and $18,491,000 in the 1997 Nine Months from $16,170,000 and $18,787,000 in the 1996 Nine Months, decreases of $1,154,000 and $296,000 for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively, due to the reasons discussed above.

     Payments for programming rights increased to $8,648,000 in the 1997 Nine Months from $6,583,000 in the 1996 Nine Months, an increase of $2,065,000, or 31.4%. This increase was attributable to increased programming requirements related to programming the WUXP LMA and the WMSN and WFXV stations for the full 1997 Nine Months compared to only a portion of the 1996 Nine Months. Additionally, payments for programming rights were further increased by the higher cost of quality programming in the 1997 Nine Months as compared to the 1996 Nine Months.

     Broadcast Cash Flow increased to $45,416,000 in the 1997 Nine Months from $40,524,000 in the 1996 Nine Months, an increase of $4,892,000, primarily due to the aforementioned increases in revenue with a larger proportional increase in the aggregate for operating and selling, general and administrative expenses. Barter expense was $773,000 and $683,000 for the 1997 Nine Months and the 1996 Nine Months respectively. Corporate expense was $2,827,000 and $1,665,000 for the 1997 Nine Months and the 1996 Nine Months, respectively. The Company believes that Broadcast Cash Flow is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because broadcasting companies traditionally have large amounts of non-cash expense attributable to amortization of programming rights and other intangibles. Broadcast Cash Flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity is cash provided by operations. Cash provided by operations during the 1997 Nine Months was $19,826,000 and $19,854,000 compared to $27,170,000 and $16,562,000 for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively, in the 1996 Nine Months. The decrease in Sullivan Broadcasting Company Inc.'s cash flow and the increase in Sullivan Broadcast Holdings, Inc.'s cash flow was primarily the result of the timing of cash interest payments and the non-recurrence of a one-time cash payment associated with the Acquisition made by Sullivan Broadcast Holdings, Inc. for the benefit of its wholly owned subsidiary.

     Cash provided by operations is after payments for programming rights, which amounted to $8,648,000 and $6,583,000, respectively, for the 1997 Nine Months and the 1996 Nine Months. The Company had program payment commitments (including contracts not yet recordable as assets) of $45,748,000, which were payable in installments of $10,464,000 in 1997, $13,552,000 in 1998, $10,616,000
in 1999, $6,852,000 in 2000, $3,501,000 in 2001 and $763,000 thereafter.

     The Company's primary capital requirements have been for capital expenditures and acquisitions. Capital expenditures totaled $3,205,000 for the 1997 Nine Months compared to $2,228,000 for the 1996 Nine Months.

     As of September 30, 1997, the Company had outstanding a $199,077,000 senior debt facility (the "Senior Credit Agreement"), with a $30,000,000 revolving credit facility (the "Revolving Credit Facility"), of which $5,000,000 was outstanding at September 30, 1997, and a $75,000,000 acquisition credit facility (the "Acquisition Credit Facility") (collectively, the "Senior Credit Facility"), of which $53,500,000 was outstanding at September 30, 1997. The interest rate on all borrowings under the Senior Credit Agreement vary depending upon either LIBOR or Prime rates, as selected by the Company, with a margin ranging between 0.0% and 1.5% for Prime borrowings and 1.25% and 2.75% for LIBOR borrowings added based upon the Company's leverage ratio for the past quarter. The Company entered into various interest rate protection agreements based upon LIBOR rates and a notional amount equal to the full value of the senior debt facility to protect against significant fluctuations in interest rates through 2000. The Company also had outstanding $125,000,000 of 10-1/4% senior subordinated notes due December 2005, and Sullivan Broadcast Holdings, Inc. had outstanding $35,000,000 of 13-1/4% senior accrual debentures due 2006.

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

SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) No exhibits were filed as part of the Quarterly Report on Form 10-Q.

(b)  No reports on Form 8-K were filed during the period.



                                      SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SULLIVAN BROADCASTING COMPANY, INC. AND SULLIVAN BROADCAST HOLDINGS, INC.
                                 (Registrant)



November 7, 1997                   By:   /S/ Patrick Bratton
                                         ----------------------------------
                                         Patrick Bratton
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Chief Accounting Officer)