Form 10-K
period 1997-12-31
SULLIVAN BROADCASTING CO INC; SULLIVAN BROADCAST HOLDINGS INC
filed 1998-03-24
CIK 914029, 1002573

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended          December 31, 1997
                           -----------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from
                               -------------------------------------------------

                                   33-98436
Commission file number             33-98434
                       ---------------------------------------------------------

                      SULLIVAN BROADCASTING COMPANY, INC.
                                      AND
                       SULLIVAN BROADCAST HOLDINGS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)
   58-1719496
                   Delaware                            04-3289279
     -------------------------------------     ---------------------------
        (State or other jurisdiction of               (IRS Employer
        incorporation or organization)             Identification No.)

                      18 Newbury Street, Boston, MA  02116
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X.   No __.
                                               -

Sullivan Broadcasting Company, Inc. has 10 1/4% senior subordinated notes (which were originally issued under the name A-3 Acquisition, Inc.) and 9 5/8% senior subordinated notes (which were originally issued the name Act III Broadcasting, Inc.) which have been registered under the Securities and Exchange Act of 1933 (the "Securities Act"). Sullivan Broadcasting Company, Inc. does not have any equity securities registered under the Securities Act. As of March 15, 1998, Sullivan Broadcasting Company, Inc. was a wholly owned subsidiary of Sullivan Broadcast Holdings, Inc. The capital stock of Sullivan Broadcasting Company, Inc. is not publicly traded and does not have a quantifiable market value.

Sullivan Broadcast Holdings, Inc. has 13 1/4% senior accrual debentures (which were originally issued under the name A-3 Holdings, Inc.) which have been registered under the Securities Act. As of March 15, 1998 Sullivan Broadcast Holdings, Inc. had the following capital stock outstanding: 1,201,577 shares of Class B-1 Common Stock, 6,158,211 shares of Class B-2 Common Stock and 1,021,872 shares of Class C Common Stock. The capital stock of Sullivan Broadcast Holdings, Inc. is not publicly traded and does not have a quantifiable market value.

                                 TABLE OF CONTENTS

                                                                   PAGE
PART I

  Item 1.     BUSINESS                                                3
  Item 2.     DESCRIPTION OF PROPERTIES                              23
  Item 3.     LEGAL PROCEEDINGS                                      24
  Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    24


PART II

  Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                   24
  Item 6.     SELECTED FINANCIAL DATA                                25
  Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                   26
  Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            34
  Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                   35

PART III

  Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT     35
  Item 11.    EXECUTIVE COMPENSATION                                 36
  Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                        41
  Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         43

PART IV

  Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K                                   43


SIGNATURES                                                           46

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

  On February 23, 1998, Holdings entered into a Plan of Merger with Sinclair Broadcast Group, Inc. (the "Sinclair Merger"). Under the terms of the Sinclair Merger, 100% of the issued and outstanding common stock of Holdings will be acquired by means of a merger. The Sinclair Merger is subject to approval of the FCC and is expected to close prior to August 1998.

          This integrated Form 10-K is filed pursuant to the Securities Exchange Act of 1934, as amended, for each of Sullivan Broadcast Holdings, Inc., a Delaware corporation, and its wholly owned subsidiary, Sullivan Broadcasting Company, Inc., a Delaware corporation. Unless the context requires otherwise, references to the "Company" refer to both Sullivan Broadcast Holdings, Inc. and Sullivan Broadcasting Company, Inc. Sullivan Broadcast Holdings, Inc. is a holding company with minimal separate operations from its operating subsidiary, Sullivan Broadcasting Company, Inc. Separate financial information has been provided for each entity, and, where appropriate, separate disclosures.

THE COMPANY
-----------

  The Company owns, operates and/or programs nine television stations affiliated with the Fox Broadcasting Co. ("Fox") (collectively, the "Fox Stations"), one television station affiliated with the American Broadcasting Companies, Inc. ("ABC") (the "ABC Station"), one low power television station affiliated with the United Paramount Network ("UPN") (collectively, "the Owned Stations") and two independent television stations that the Company programs under Local Marketing Agreements ("LMA"), also referred to as the Time Brokerage Agreements, (collectively, the "Stations"). With its nine owned Fox affiliates, the Company is one of the largest owners of Fox-affiliated stations in the United States. During 1997, four of the nine Fox affiliated stations also received programming from UPN under secondary affiliation agreements, while the one owned independent station and the two stations programmed pursuant to LMAs remained primary UPN affiliates. In addition, the Company operates the only U.S. television station to broadcast Fox programming into the Toronto, Ontario market (WUTV). The following are the Stations and their respective markets:

                                                            PRIMARY/
                                                           SECONDARY
  Station                    MARKET                       AFFILIATION
  -------                    ------                       -----------

OWNED STATIONS
    WUTV          Buffalo, NY/Toronto, Ontario              Fox/UPN
    WZTV          Nashville, TN                             Fox
    WXLV          Greensboro/Winston Salem/High Point, NC   ABC
    WRGT          Dayton, OH                                Fox/UPN
    WVAH          Charleston/Huntington, WV                 Fox/UPN
    WRLH          Richmond, VA                              Fox
    WUHF          Rochester, NY                             Fox/UPN
    WTAT          Charleston, SC                            Fox
    WMSN          Madison, WI                               Fox
    WPNY          Utica, NY                                 UPN
    WFXV          Utica, NY                                 Fox

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

        Operate in Markets with Limited Competition. In seven of the Company's ten markets, the Company competed against only three or fewer other commercial television stations as set forth in the Nielsen Station Index dated November 1997. As a result, the Company believes it achieves higher advertising revenues and lower programming costs due to less competition for programming, viewers and advertising sales. In addition, since there are four major commercial networks (ABC, CBS, NBC and Fox), the Company believes that should there be network affiliation changes within any market, the Company would not be left without a major network affiliation in such market even if its present affiliation was terminated. In six of the Company's ten markets, the Company's Station(s) is the only viable commercial UHF station. Therefore, in the event of regulatory changes allowing common ownership of VHF and UHF stations in the same market, the Company's UHF station may be a part of any combination of UHF and VHF stations in such market, either by virtue of the Company's acquiring a VHF station or selling its UHF station.

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

        Emphasize Local Sales. The Company's advertising sales strategy centers upon increasing its sales of local, and in the case of WUTV, Canadian, advertising. As compared to revenues from national advertising, revenues from local advertising generally are more stable and, due to a lower cost of sales, more profitable. The Company seeks both to attract new advertisers to television and to increase the amount of advertising by existing local advertisers by operating experienced local sales forces with strong community ties, producing commercials for local clients and targeting small businesses with potential for growth. From 1993 through 1997, the percentage of the Company's total gross advertising revenues from local sales increased from 55.6% to 59.6%.

        Maximize Group Efficiencies. With operations presently in ten markets, the Company has been and will continue to achieve certain efficiencies with respect to programming purchases, advertising sales and operating costs. In addition, group marketing ad sales enable each

Station to expand its base of advertisers and to obtain attractive terms from national sales representatives. See "Advertising Sales." The Company controls overall operating costs by maintaining a centralized corporate management structure, which provides programming, financial and marketing support to each Station.

        Capitalize on Changes in Method of Audience Measurement. A.C. Nielsen Co. uses one of two methods to measure a television station's actual viewership. In larger DMAs, ratings are determined by a combination of meters connected directly to selected television sets and periodic surveys ("Sweeps" or "Ratings Periods") of television viewers through a manual diary system. In smaller DMAs, only periodic surveys are completed. Typically, viewership of Fox affiliates and independent stations is under-reported in "diary markets" because members of the target audience of these stations (children, teens and young adults) do not, on a regular basis, maintain an accurate diary of the programs they watch as well as older viewers. A switch from diary measurement to metered measurement in a market generally results in a significant increase in reported viewership for Fox affiliates and independent stations. Nielsen has announced that it is in the process of converting diary markets to metered markets, generally in order of market size. Metering commenced in Nashville in July 1997 and the Company has entered into an agreement with Nielsen to commence metering in the Greensboro/Winston- Salem/High Point markets in April 1998. As a result of this switch, the Company has experienced a significant increase in reported viewership for its Nashville stations.

PROGRAMMING

  Fox provides each Fox Station with approximately 15 hours of prime-time programming per week, including Melrose Place, King of the Hill, The Simpsons and The X-Files. In addition, Fox provides each Fox Station with approximately 25 hours per week of non-prime time programming, including National Football League games, National Hockey League games, Major League Baseball and children's programming via the Fox Children's Network ("FCN"). ABC provides the ABC station with approximately 22 hours of prime-time programming and approximately 35 hours of non-prime-time programming per week. Prime-time programming provided by ABC includes Monday Night Football, Home Improvement, The Drew Carey Show and NYPD Blue, while non-prime-time programming includes Good Morning America, ABC World News Tonight, ABC College Football and All My Children.

  The Company, through its affiliation with FCN, acquires television programming for children, including animated programs, for broadcast on the Fox Stations. Each of the Fox Affiliation Agreements (as defined, see "Network Affiliation Agreements") includes the right to broadcast FCN programs, generally for morning and afternoon children's programming. The Company believes FCN programs have been successful in these periods, thereby increasing the Fox Station's overall ratings. The Company also broadcasts Disney animated programming for children on some of its Stations.

  The Company has secondary affiliation agreements with UPN for a five-year term ending on January 15, 2000, pursuant to which UPN may provide up to 10 hours (and is currently providing six hours) of prime-time quality programming per week. Such secondary UPN Affiliates are WUTV (Buffalo), WRGT (Dayton), WVAH (Charleston/Huntington) and WUHF (Rochester). In Nashville (WUXP), Greensboro/Winston-Salem/Highpoint (WUPN) and Utica (WPNY), the Company has primary UPN affiliation agreements.

  Non-network programming hours at the Stations are programmed with a mix (customized for each market) of syndicated off-network reruns and first-run shows, movies, sports, talk shows, and other entertainment programs. In 1997, WTAT (Charleston), WRLH (Richmond), WZTV (Nashville) and WUHF (Rochester) were the four Fox Stations broadcasting local newscasts. WTAT and WRLH's newscasts are produced by the CBS and NBC affiliated stations, respectively, in those markets, WZTV's newscast is produced by the Nashville ABC affiliate, and WUHF's newscast, which launched in December 1997 is self produced. WXLV, being an ABC affiliate, broadcasts daily local news programming in the morning, early evening and at 11 p.m.

  Non-network programming is purchased by the Stations from various program suppliers such as Paramount Communications, Inc., Time Warner Entertainment Company, L.P., Twentieth Century Fox Film Corporation, Sony Pictures Entertainment, Inc., and The Walt Disney Company. The Company believes it has been able to improve its ratings among key demographic groups due to the availability of high quality off-network and first-run syndicated programming. UPN and Fox-affiliated stations are the largest consumers of syndicated programming which, based on there not being additional competing commercial independent stations in most of the Company's markets, results in there being less competition for the purchase of syndicated programming.

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

NETWORK AFFILIATION AGREEMENTS

  Fox. Each of the Fox Stations is affiliated with Fox pursuant to a substantially identical affiliation agreement (the "Fox Affiliation Agreements"). Each Fox Affiliation Agreement provides the specified Fox Station with the right to broadcast all programs transmitted by Fox, including NFL football, NHL hockey, Major League Baseball and FCN programming. The amount of programming provided by Fox to its affiliates has increased from a total of five hours on two nights per week in July 1987 to 40 hours on seven days and nights per week (including 15 hours of prime-time programming) in 1997. Fox prime-time programming is intended to appeal to a target audience of 18 to 49 year old adults. In exchange for the right to broadcast its programs, Fox has the right to sell nationally approximately 60% of the advertising inventory in such network programs and to retain the advertising revenues from the sale of that time. The Fox Stations are entitled to sell the remainder of the advertising time and retain the associated advertising revenues.

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

  ABC. WXLV entered into a 10-year affiliation agreement with ABC (the "ABC Affiliation Agreement") on March 23, 1995. Under the ABC Affiliation Agreement, WXLV has the right to broadcast all programs transmitted by ABC. In exchange for ABC network provided programming, ABC has the right to sell nationally (and retain the revenues therefrom) approximately 50% of the advertising time for non-primetime network provided programming, and 70% of the advertising time for network provided primetime programming. The ABC Station sells the remainder of the advertising time and retains the revenues therefrom. WXLV is compensated by ABC depending on the quantity of network programming it airs "in pattern" (i.e., within ABC prescribed time-periods). The ABC Affiliation Agreement provides for annual network compensation payments of $350,000.

  The ABC Affiliation Agreement may be terminated by ABC upon (i) a material change in the ABC Station's transmitter location, power, frequency, programming format or hours of operation, with 30 days written notice; (ii) an assignment or attempted assignment by the ABC Station in a manner contrary to the terms thereof, with 30 days written notice; or (iii) unauthorized preemptions of ABC programming which exceed 50 half-hours per year, after receiving written notice of such unacceptable preemptions from ABC and failing to comply within 90 days after such notice.

  UPN. WUTV, WRGT, WVAH and WUHF maintain secondary affiliation agreements with UPN, and WUXP, WUPN and WPNY have primary affiliation agreements (all hereinafter collectively referred to as the "UPN Affiliation Agreements"). UPN provides six hours of primetime quality programs (two hours per night for three nights per week), including the newest Star Trek series - Star Trek: Voyager. The secondary UPN Affiliation Agreements are for five years through January 15, 2000, however WUTV's UPN secondary affiliation will terminate in April of 1998, and permit UPN to provide up to 10 hours of primetime quality programming per week over its term.

ADVERTISING SALES

  General. Television station revenues are primarily derived from local, national and, in the case of WUTV, from Canadian advertising. Advertising rates are based upon a program's popularity among the viewers time sold (see "Ratings"), the number of advertisers competing for available time, the size and demographic composition of the respective daypart desired and the availability of alternative advertising media in the market area. Declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenues of broadcast television stations. The Company seeks to manage its advertising spot inventory efficiently and effectively in order to maximize advertising revenues and the return on programming costs. Subject to availability, Stations can sell advertising time up to 52 weeks in advance. The Company's advertising sales strategy centers upon increasing its sales of local advertising. As compared to revenues from national advertising, revenues from local advertising are generally more stable and, due to a lower cost of sales, more profitable. From 1993 through 1997, the percentage of the Company's total gross advertising revenues from local sales increased from 55.6% to 59.6%.

  National Sales. Approximately 40.4% of the Company's total gross advertising revenues in 1997 came from national advertisers. Typical national advertisers include General Mills, Inc., Hasbro, Inc. and General Motors Corporation. The Company can provide advertising time on all of the Stations to national advertisers, offering bulk buying power and an attractive geographic and demographic package to such sponsors. National advertising time is sold through representation agencies retained by the Company. All of the Stations except WUHF are currently represented by Seltel, Inc. ("Seltel") pursuant to substantially identical agreements. The Company believes that the representation of its Stations by the same agency increases the Company's ability to effectively sell national advertising. Blair Television currently represents WUHF as its exclusive national sales representative under an agreement that is scheduled to expire one year from notice of cancellation by WUHF.

  Local Sales. Approximately 59.6% of the Stations gross advertising revenues in 1997 came from local advertisers. Typical local advertisers include car dealerships, retail stores and restaurants. The Company seeks to both attract new advertisers to television and to increase the amount of advertising by existing local advertisers by operating experienced local sales forces with strong community ties, producing commercials for local clients and targeting small businesses with potential for growth. Local advertising time is sold by account executives at each Station. The Company places a strong emphasis on the size and experience of its local sales staff and maintains a comprehensive, on-going training program for account executives and managers and utilizes performance-based compensation plans and sales contests. In addition, the Company strives to increase local advertising by increasing the Stations' presence in their respective local communities through participation in various co-promotions with community businesses, such as sponsorship of children's expos, children's clubs and other high-profile promotional tie-ins.


THE COMPANY'S TELEVISION STATIONS

  The following table sets forth general information for each of the Stations as of November 30, 1997 unless otherwise noted:

                                                   Approximate         Total         Weekly
                                     Approximate      Market        Commercial       Evening      Date of
                        Market         Market       Television     Broadcasters     Ratings/    Acquisition/   Channel
Station    DMA(1)        Area        Population   Households(2)    in Market(3)     Share(4)        LMA       Number(5)
---------  ------  ----------------  -----------  --------------  ---------------  -----------  ------------  ----------

WUTV        39(6)  Buffalo, NY         1,577,000      633,000                5          2/5             6/90       29
                   Toronto, Ontario    5,912,000    2,174,000               12
WZTV/       33     Nashville, TN       1,918,000      783,000                5          3/8             6/88       17
WUXP                                                                                    2/4             2/96       30
WXLV/       46     Greensboro/         1,376,000      568,000                6          2/8            12/86       45
WUPN               Winston Salem/                                                       1/3             7/96       48
                   High Point, NC
WRGT        53     Dayton, OH          1,277,000      503,000                4          2/6             2/88       45
WVAH        56     Charleston/         1,232,000      483,000                4          2/6             2/88       11
                   Huntington, WV
WRLH        59     Richmond, VA        1,144,000      461,000                4          3/8             9/88       35
WUHF        74     Rochester, NY         923,000      367,000                4          3/9             3/89       31
WMSN        84     Madison, WI           785,000      313,000                4         3/12             7/96       47
WTAT       109     Charleston, SC        601,000      224,000                5          2/7            11/87       24
WFXV/      166     Utica, NY             242,000       96,000                3          2/5             7/96       33
WPNY                                                                                    1/2             7/96       11

  Source -- The November 1997 Nielsen Station Index (other than information with respect to Toronto).

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

  (5) Each of the Stations, other than WVAH and WPNY, broadcast on the UHF band and consequently have not been assigned channel numbers above 2 through 13, which are reserved for VHF transmission. WVAH and WPNY broadcast on the VHF band, and consequently their channel position (both 11) is within the 2 through 13 VHF band.

  (6) If the combined markets of Buffalo and Toronto were considered a single market, they would constitute approximately the sixth largest television market in the U.S.

DESCRIPTION OF THE STATIONS

  The following is a description of the history and characteristics of each of the Stations.

WUTV (BUFFALO, NEW YORK/TORONTO, ONTARIO)

  The Company acquired WUTV, a UHF station, in June 1990. WUTV is the dominant independent television station in the Buffalo market and is the only U.S. independent television Fox affiliate station to broadcast in the Toronto market. WUTV is carried on Toronto area cable systems as part of the basic cable service provided to the Toronto market. WUTV enjoys a "grandfathered" status in Canada due to the fact that the Station's commencement of operations in 1970 pre-dated formal cable regulation in Canada. WUTV capitalizes on its unique ability to offer Fox and independent U.S. programming in Toronto by selling advertising time to Canadian advertisers while obtaining syndicated programming based on prices appropriate for the Buffalo market. WUTV competes effectively against the Buffalo network affiliates, which also are carried in Toronto via cable, due to its ability to offer a greater variety of syndicated U.S. programming other than that provided by the three major networks. The major three network affiliates' programming has limited appeal in Toronto since a large number of the networks' programs are syndicated to Canadian broadcasters. The Company began replacing WUTV's transmitter, tower and antenna in 1996 to increase its power and broadcast area. This project is expected to be completed by mid-1998.

WZTV (NASHVILLE, TENNESSEE)

  The Company acquired WZTV, a UHF station, in June 1988. The Company believes that WZTV has obtained a strong position in the market which has further been solidified with the metering of the Nashville market by Nielsen in July of 1997. WZTV operates production facilities which it utilizes to produce commercials and originate community oriented programming. WZTV also leases the production facilities to third parties. In addition, WZTV launched a 9:00 p.m. newscast in July of 1997 which is produced by the ABC affiliate in Nashville.

WUXP (NASHVILLE, TENNESSEE)

  The Company began programming WUXP under the WUXP LMA in February 1996. With the Company's emphasis on local sales and the continued reductions in operating costs, including marketing, programming and overhead, resulting from economies of scale and with the positive impact of metering, WUXP has strengthened the Company's position within the market while providing improved operating results.

WXLV (GREENSBORO/WINSTON-SALEM/HIGH POINT, NORTH CAROLINA)

  The Company acquired WXLV, a UHF station, in December 1986. On March 23, 1995, in anticipation of the termination by Fox of its affiliation with WXLV as a result of the acquisition by a Fox-related company of a material ownership interest in a television station in the Greensboro/Winston-Salem/High Point, North Carolina market, the Company entered into the ABC Affiliation Agreement. WXLV's affiliation change from Fox to ABC became effective as of September 3, 1995. Under the ABC Affiliation Agreement, WXLV has the right to broadcast all ABC programming. As a result of the change in network affiliation, WXLV has access to approximately seven additional hours of prime-time and twenty-five additional hours of non-prime time network programming per week as compared to its prior arrangement with Fox. The ABC Affiliation Agreement provides for a term of ten years and the Company receives network compensation of approximately $350,000 per year for each year of such term.

  Historically, WXLV operated at a competitive disadvantage because of sub-standard transmission facilities. In order to address this issue, in September 1991, the Company entered into a LMA with Guilford Telecasters, Inc. ("Guilford"), owner of WGGT (the "Original WGGT LMA"), the only independent television station in the market. Pursuant to the Original WGGT LMA, WXLV simulcast substantially all of its programming over WGGT, thereby increasing WXLV's audience reach. During 1994, WXLV replaced its old transmitter and antenna. These new transmission facilities resulted in improved signal quality and audience reach. As a result, the Original WGGT LMA became obsolete.

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

  As part of the Second WGGT LMA, the Company also paid Guilford $1.0 million and Guilford granted to a third party an option to purchase certain assets of WGGT for an additional $1.0 million (the "WGGT Option"). Such third party granted the right to the Company to require such third party to assign the WGGT Option to the Company or another third party designated by the Company and such option was assigned and exercised in March 1996. In conjunction with the exercise of the WGGT Option by a third party, WGGT changed its call letters to WUPN, and the

Second WGGT LMA was assigned to such third party (hereafter, the "WUPN LMA"). The Company began providing a separate program feed to WUPN in September 1996 using WXLV's excess programming as a result of its affiliation switch to ABC from Fox. Such programming will satisfy WUPN's needs for up to three years at very little incremental cost.

  WXLV is active in community involvement through such events as the Dixie Class Fair in Winston-Salem and the Fridays at Five in Greensboro. Additionally, WXLV is the media sponsor of the Juvenile Diabetes Foundation, as well as the flagship station for the United Cerebral Palsy Telethon.

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

WRLH (RICHMOND, VIRGINIA)

  The Company acquired WRLH, a UHF station, in September 1988. WRLH is the dominant independent television station in the Richmond, Virginia market. WRLH added local news to its programming in 1994, making it, WTAT, WZTV and WUHF the four Fox Stations of the Company which provide news programming. Pursuant to a multi-year agreement effective September 1994, WWBT-TV, the NBC affiliate in Richmond, provides WRLH with a fully produced half hour seven day-a-week newscast for broadcast from 10:00 p.m. to 10:30 p.m. In exchange, WRLH pays WWBT-TV $8,333 per month plus a percentage of the net cash flow resulting from the newscast.

WUHF (ROCHESTER, NEW YORK)

  The Company acquired WUHF, a UHF station, in March 1989. WUHF is the only independent television station in the Rochester, New York market. In serving its clients, WUHF's production unit features a state-of-the-art facility that specializes in long form corporate videos, plus documentaries that have aired nationally on PBS. WUHF's locally produces a children's program, Doctor's Rock's Dinosaur Adventure. In addition, WUHF launched a self-produced 10:00 p.m. seven day-a-week newscast in December 1997.

WTAT (CHARLESTON, SOUTH CAROLINA)

  The Company acquired WTAT, a UHF station, in November 1987. WTAT is the dominant independent television station in the Charleston, South Carolina market. WTAT provides news programming pursuant to an agreement (which has been extended through December 1999) under which WCSC-TV, the CBS affiliate in Charleston, provides WTAT with a fully-produced half-hour newscast for broadcast weekdays from 10:00 p.m. to 10:30 p.m. In exchange, WTAT pays WCSC-TV $8,333 per month plus a percentage of the net cash flow resulting from the newscast.

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

RATINGS

  The price which television stations can charge for advertising spots is determined in part by a station's overall ratings and share in a given market, as well as a station's rating and share among a particular demographic group which an advertiser may be targeting in specific time periods. There are approximately 211 generally-recognized television DMA's in the U.S. that are ranked in size according to various factors based upon actual or potential audience. Each market is defined as an exclusive geographic area consisting of all counties in which the in-market commercial stations receive the greatest percentage of total viewing hours. Currently, Nielsen periodically publishes data on estimated audiences. The estimates are expressed in terms of the percentage of the total potential audience in the market viewing a station (a station's "rating") and of the station's percentage of the total potential audience actually watching television during the time-period measured (a station's "share").

  Nielsen uses one of two methods to measure a station's actual viewership, In large DMA's, ratings are determined by a combination of meters connected directly to selected household television sets and periodic surveys of the television viewers through a manual diary system. Nashville began metering in July 1997 and the Greensboro/Winston-Salem/High Point market will be metered in April 1998. In smaller DMA's, only periodic surveys during preset ratings periods ("sweep months") are used.

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

     Audience. Stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. A portion of the Company's daily programming is supplied by Fox. Likewise, a portion of the Company's daily programming at its ABC Station is supplied by ABC. In those time periods, the Fox Stations are totally dependent upon the performance of the Fox programs in attracting viewers and the ABC Station is totally dependent upon the performance of the ABC programs in attracting viewers. Four of the nine Fox Stations have a secondary affiliation agreement with UPN and the two stations programmed under LMA's, WUPN and WUXP, in addition to WPNY, are primary affiliates of UPN. Non-network time periods are programmed by the Stations with syndicated programs purchased for cash, cash and barter, or barter only. The Stations also air sports, talk shows, public affairs and other entertainment programming.

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

  Other sources of competition include direct broadcast satellite, home entertainment systems (including video cassette recorder and playback systems, videodiscs and television game devices), multichannel and multipoint distribution systems (a.k.a. wireless cable), satellite master antenna television systems, and low power television stations. Television stations also face competition for market share and advertising revenues from radio stations, newspapers, periodicals and other entertainment media. Additional competition may be provided if the telephone companies begin to offer video programming, either through multi-channel video services such as cable TV or as part of so-called "open video system" (OVS) services.

  Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, now under development for use with current cable television delivery systems or direct broadcast satellites are expected to reduce the bandwidth required for television signal transmission allowing the delivery of potentially more channels of programming. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized "niche" programming for highly targeted audiences. This ability to provide additional channels of programming and to reach very defined audiences may alter the competitive dynamics for advertising expenditures. The Company is unable to predict the effect that technological changes will have on the broadcast television industry or the future results of the Company's operations.

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

  Time Warner, Inc. and Viacom, Inc., each of which has launched new television networks (WB and UPN, respectively), also own or control a major production studio. Outside production companies are still the primary source of programming for the traditional three networks and Fox. It is uncertain in the future as to how much studio produced programming, which is generally licensed by the studios and production companies to the four networks under short-term (1 year) agreements, will be moved to the UPN and WB networks. The Company has entered into secondary and primary affiliation agreements with UPN.

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

REGULATION OF TELEVISION BROADCASTING

     Overview. The ownership, operation, programming, purchase and sale of television stations in the U.S. are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as recently amended (the "Communications Act"). Pursuant to the Communications Act, the FCC, among other things, determines stations' frequencies, locations and power; issues, revokes, modifies and renews station licenses; approves the transfer or assignment of such licenses; imposes fees; regulates certain terms of network affiliation agreements; regulates the equipment used by stations; adopts rules and regulations governing the operation and ownership of broadcast stations and implements the Communications Act's provisions, including the implementation of rulemaking proceedings for the recently enacted telecommunications legislation; and imposes penalties for violations of the Communications Act or FCC regulations. As discussed below, the Company and the Stations may from time to time be subject to investigative and enforcement proceedings initiated by the FCC concerning their broadcast operations, and FCC proceedings generally affecting the broadcast industry. The Company is not aware of any investigative or enforcement proceedings against any of its Stations except as disclosed below and believes that no such matters exist which would have a material effect on the licenses of the Stations operated by the Company.

  The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Reference should be made to the Communications Act, the FCC's rules and the public notices and rulings of the FCC for further information concerning the nature and extent of FCC regulation of broadcast stations.

     License Renewal. Until recently, television broadcasting licenses were granted for maximum terms of five years. The Telecommunications Act of 1996 (hereinafter the "1996 Act") gave the FCC authorization to extend TV stations' license terms to eight years. In 1997, the FCC changed its rules so as to extend license terms to eight years. Broadcast station licenses are subject to renewal upon application to the FCC. During certain periods when renewal applications are pending, petitions to deny the license renewal application can be filed by interested parties, including members of the public. Such petitions may raise various issues before the FCC. The

FCC is required to hold evidentiary, trial-type hearings on renewal applications if the FCC is unable to determine that renewal of a license would serve the public interest, convenience and necessity; or if a petition to deny renewal of such license is filed and the petition raises a "substantial and material question of fact" as to whether the grant of the renewal application would be prima facie inconsistent with the public interest, convenience and necessity. In the vast majority of cases, broadcast station licenses are renewed by the FCC even when petitions to deny have been filed against the license renewal application.

  The expiration dates for the FCC licenses of the Stations are as follows:
WXLV: December 1, 2004; WUTV: June 1, 1999; WUHF: June 1, 1999; WRLH: October 1, 2004; WVAH: October 1, 2004; WUPN-TV: October 1, 2004; WTAT: December 1, 2004; WZTV and WUXP: August 1, 2005; WRGT: October 1, 2005; WFXV: June 1, 1999; WMSN:
December 1, 2005; W31BP, WPNY-LP, and W53AM: June 1, 1998; and W34BX: October 1, 2004. Licenses for Stations whose renewal applications are pending are continued by statute until the FCC takes action on such applications.

     FCC Ownership Regulation. FCC rules generally prohibit any single person or entity from owning, controlling or having an interest deemed "attributable" under such rules in (i) two television stations that provide service to specified overlapping areas; (ii) both a radio station and a television station that provide service to specified overlapping areas (although the FCC permits waivers of this restriction in the 25 largest television markets if there are a sufficient number of broadcast stations owned by other entities, in situations involving failed or distressed stations, or in other circumstances where the FCC determines on a case-by-case basis that waiver is appropriate (pursuant to the requirements of the 1996 Act, the FCC has proposed to expand the application of this waiver policy to the top 50 markets); (iii) a commonly owned group of television stations that reach more than 35% of the national audience, as determined by market rankings of the percentage of national television households contained in each market, crediting UHF stations with only 50% of their markets' television households (this limit can be increased to 40% of the national audience if more than a 50% interest in the additional stations causing ownership to exceed 35% is held by members of certain minority groups); (iv) a television station and a daily newspaper published in a community encompassed within that station's predicted Grade A service contour (as defined by the FCC); and (v) a television station and a cable television system if the cable television system is located within the television station's predicted Grade B service contour (as defined by the FCC).

  Interests generally deemed "attributable" for purposes of the FCC's ownership restrictions include, in the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's voting stock (or 10% or more of such stock in the case of insurance companies, certain regulated investment companies and bank trust departments that are holding stock for investment purposes only); and, in the case of partnerships, general partners, and certain limited partners not "insulated" from "material involvement" in the media-related activities of the partnership under FCC policies. The FCC presently treats limited liability companies similar to limited partnerships in determining whether a member of such a company has an attributable interest.

  The FCC has initiated rulemaking proceedings to consider proposals to eliminate or modify its television ownership restrictions, including proposals to permit the ownership in some circumstances of two television stations with overlapping service areas. The FCC has initiated another rulemaking to consider modification of its definitions of interests which are considered "attributable," including possible treatment of non-voting stock and debt instruments as attributable interests. The Company is unable to predict the ultimate outcome of possible changes in these FCC rules and the impact such changes might have on its broadcasting operations.

     LMAs. The FCC has held that programming a television station under an LMA does not constitute an interest attributable in such station under the Communications Act or the FCC's rules (including its multiple ownership rules) as long as the licensee of the station that is being substantially programmed by another entity maintains ultimate responsibility for, and control over, the operations of its broadcast station and otherwise ensures compliance with applicable FCC rules and policies. In accordance with policies of the FCC, the owner-licensee of each station that is programmed under an LMA retains the right to preempt programming supplied by the LMA programmer. Typically, in order to comply with FCC policy, LMAs also provide that the owner-licensee may terminate the LMA under certain circumstances. The FCC is presently considering what rules it should apply to LMAs as part of its television ownership and attribution rulemaking proceedings described above. Any rules hereafter adopted by the FCC for LMAs could require the Company to restructure or discontinue the WUXP and WUPN LMAs and could adversely affect the Company's ability to enter into LMAs in other markets in which it owns or has an attributable interest in a television station.

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

     Alien Ownership Restrictions. The Communications Act prohibits the issuance of broadcast licenses to, or the holding of a broadcast license by, non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the law of a foreign country (collectively, "Aliens"), and to any corporation of which more than 20% of the capital stock is owned of record or voted by Aliens. (Such 20% limit is increased to 25% if the Aliens hold their interest through a U.S. corporation.) As the result of these provisions, the licenses granted to the subsidiaries of the Company by the FCC could be rescinded if, among other restrictions imposed by the FCC, more than 25% of Holding's stock is owned or voted by Aliens.

     Regulatory Fees. Pursuant to the Omnibus Budget Reconciliation Act of 1993, the FCC collects annual "regulatory fees." These fees vary with the size of a television station's market and whether it is a VHF or UHF station. The Company does not believe that the obligation to pay such fees will have a material adverse effect on the Stations.

     Children's Television. In October 1990, Congress enacted the Children's Television Act of 1990 ("1990 Children's TV Act"), which directed the FCC to adopt rules limiting the amount of commercial matter that television stations may air during children's programming. The 1990

Children's TV Act also directed the FCC to consider, in its review of television station license renewal applications, the extent to which licensees have complied with such commercial limits and have served "the educational and informational needs of children through the licensee's overall programming, including programming specifically designed to serve such needs." Subsequently, the FCC enacted rules which limit the amount of commercial matter which may be aired during children's programming (10.5 minutes per hour on weekends and 12 minutes per hour on weekdays); such rules became effective on January 1, 1992. The FCC also clarified its long-standing policy that a program associated with a product in which commercials for that product are aired would cause the entire program to be counted as commercial time (a "program length commercial").

  Since February 1, 1992, the FCC has reviewed television station license renewal applications for compliance with the FCC's children's television rules and policies promulgated pursuant to the 1990 Children's TV Act. In 1997 the FCC granted the Company's request and canceled a proposed forfeiture (proposed forfeiture) against WTAT in connection with the FCC's review of the WTAT license renewal application. Although the Company seeks to comply with the FCC's children's television rules and policies, there can be no assurance that the FCC will not take action with regard to children's programming when the FCC reviews the Company's pending or future renewal of license applications for the Stations.

  In August 1996 the FCC modified its policies, specifying new requirements for the broadcast of childrens' television. Under the new policy television stations demonstrating the broadcast of three hours of regularly scheduled educational "core" programming each week, where the programs are at least 30 minutes in length and broadcast between 7:00 AM and 10:00 PM, are presumed to have met the FCC's requirements. "Core" programming is defined of which has a "significant purpose" of serving "educational and informational needs of children". If less than three hours is aired, a station would still satisfy childrens' TV renewal requirements if it "demonstrates a level of commitment to educating and informing children that is at least equivalent to airing three hours per week of core programming". It may do this through the provision of other services to children such as regularly schedules non-weekly programs, public service announcements, specials and short segment programming. If a station fails to meet these children's programming requirements the FCC may impose sanctions which, depending on the severity of the offense, include an admonition, reporting requirements, forfeitures, short-term license renewals and, in extreme cases, designation for hearing of the renewal application to determine whether a license renewal is warranted.

  The majority of the television industry has adopted a ratings system patterned after the age-based rating system used by the movie industry, which also indicates whether the show earned the rating due to violence, sexual content, or for other reasons. The networks with which the Company's stations are affiliated have adopted this system. Pursuant to the requirements of the 1996 Act the FCC, evaluating and has requested comment on the proposed system.

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

  The signal carriage, or "must carry," provisions of the 1992 Cable Act generally require cable system operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. The 1992 Cable Act also includes a retransmission consent provision that prohibits cable operators and other multi-channel video programming providers from carrying broadcast stations without obtaining their consent in certain circumstances. Television stations, on a cable system-by-cable system basis, must make a choice once every three years whether to proceed under the must carry rules or whether to waive that right to mandatory, but uncompensated, carriage and instead negotiate a grant of retransmission consent permitting the cable system to carry the stations' signals, in most cases in exchange for some form of consideration from the cable operator. The Fox Stations have granted Fox the right to negotiate with most cable operators in their respective markets for retransmission consent agreements.

  On April 8, 1993, a special three-judge panel of the U.S. District Court for the District of Columbia upheld the constitutionality of the must carry provisions of the 1992 Cable Act. On June 27, 1994, the U.S. Supreme Court, in a five to four decision, vacated such judgment and remanded the case to the District Court for further proceedings. Although the Supreme Court found the must carry rules to be content-neutral and supported by legitimate governmental interest under appropriate constitutional tests, it also found that genuine issues of material fact still remained. On remand, the District Court again upheld the must carry provisions. In 1997, in a five to four decision, the Supreme Court upheld the must carry rules as constitutional.

  The 1992 Cable Act also codified the FCC's basic equal employment opportunity ("EEO") rule and the use of certain EEO reporting forms currently filed by television broadcast stations. In addition, pursuant to the 1992 Cable Act's requirements, the FCC has adopted rules providing for a review of the EEO performance of each television station at the mid-point in its license term (in addition to review which occurs in conjunction with station license renewal applications). The FCC is currently considering proposed changes to its EEO policies.

     Distribution of Video Services by Telephone Companies. Recent actions by the FCC, Congress and the courts all indicate the potential significant future involvement by telephone companies in the provision of video services. The Company cannot predict either the timing or the extent of such involvement. The 1996 Act allows telephone companies to provide video services within their telephone service areas, by means of traditional cable TV systems, "wireless" cable TV systems and "open video systems" ("OVS"). OVS is a new type of service which combines features of traditional cable TV and common carrier services.
OVS is not subject to the same degree of federal, state and local regulation as are traditional cable TV systems. However, the FCC must certify a provider before it may begin offering OVS service.

  Establishment of and Transition to ATV Services. In 1997, the FCC adopted rules and procedures for the implementation of a new digital advance television ("ATV") service, including high definition television. Implementation of ATV service is expected to improve the technical quality of television and enable broadcasters to provide other digital transmission services in addition to television service. Whereas the current analog NTSC service allows each station to provide only one channel of analog television service, digital ATV potentially allows each station to provide four to five channels of standard definition programming (similar to the current quality of NTSC service) or one channel of high definition programming, plus ancillary services. Ancillary services may include but are not limited to subscription television, distribution of computer software, data transmission, teletext, interactive services and audio signals.

  The FCC's rules and procedures are intended to provide for a transition of the television broadcast industry from NTSC service to ATV service. Initial eligibility for ATV channels is limited to authorized full power television licensees and permittees. Low power television and television translator stations are not initially eligible to receive ATV channels. During the transition period television licensees will operate using both their NTSC and new ATV channels. At the end of the transition period television stations will cease operating on and return one of those channels to the FCC, and thereafter provide only an ATV service on their remaining channel.

  The FCC's rules require that stations complete construction of their ATV transmission system no later than a specified date which depends on the size of the market in which a station is located and whether the station has a network affiliation with ABC, CBS, Fox, or NBC. Affiliates of those networks which are located in the ten largest markets must complete ATV construction no later than May 1, 1999. Affiliates of those networks in markets 11-30 must complete ATV
construction no later than November 1, 1999.   All other commercial stations
must complete construction no later than May 1, 2002. Because all of the Company's stations are located in markets smaller than the 30th market, May 1, 2002, is the ATV construction deadline applicable to all of the Company's stations. All of the Company's stations must file with the FCC no later than November 1, 1999, a construction permit application for the new ATV transmission system that each station proposes to build. After a station completes construction of its ATV facility it will then begin broadcasting an ATV service in addition to its existing NTSC service.

  The FCC has assigned to each television station a specific channel, operating power and antenna height which the station is to use to provide ATV service during the transition period, and which are intended to replicate, to the extent possible, each station's current NTSC service. Based on the FCC's calculation's, the ATV facilities that the FCC specified for the Company's stations' will allow all of the stations to replicate 98% to 100% of their NTSC service, except for WRGT, Dayton, which will replicate 95% of its NTSC service. The Company believes, however, that the operating power level that the FCC assigned to each of the Company's stations for ATV service is an important consideration beyond the FCC's predicated replications of NTSC service that potentially affects the ability of consumers to receive ATV broadcasts using standards indoor television antennas. The Company believes that a low operating power will have an adverse affect on the reception of a station's ATV broadcast. Except for WTAT-TV, Charleston, the FCC assigned to the Company's stations an operating power which the Company believes may be too low to assure full reception of the ATV signal by standard indoor television antennas throughout each station's market. The FCC recently adopted rules that may allow the Company to increase significantly the operating power for the Company's stations if such a power increase is consistent with certain technical parameters the FCC also adopted. The Company has not completed an engineering analysis of the FCC's new rules to determine how they will affect the Company's stations and its ability to increase the stations' operating power.

  The implementation of ATV service will require each television station to incur substantial costs to construct a second transmission system to broadcast on the ATV channel, and then to provide both their existing NTSC broadcasts and new ATV broadcasts during the transition period. The construction costs for each station will depend on numerous variables, including the cost of ATV equipment at the time of construction, the type of equipment required, whether the station must acquire a new transmitter site or construct a new antenna tower to accommodate the ATV transmission facility, and whether the station will originate ATV programming or only pass through ATV programming received from other sources (including network broadcasts and syndicated programming). THE COMPANY CANNOT PREDICT THE COSTS IT WILL INCUR TO CONSTRUCT AND OPERATE NEW ATV TRANSMISSION FACILITIES FOR ITS STATION.

  The FCC has limited the number of channels it will use for ATV service compared to the channels which are now used for NTSC service. Thus, only Channels 2 through 51 will be used for permanent ATV service (the "Core ATV Channels") whereas NTSC services is provided on Channels 2 through 69. Because there are fewer Core ATV Channels available and because new ATV channels must co-exist with current NTSC station operations and minimize interference caused to existing NTSC service during the transition period, the FCC initially assigned to many stations for use during the transition period new ATV channels that are outside the Core ATV Channel. When the transition period ends, stations will operate only on a Core ATV Channel. Stations that provide ATV service on a channel that is outside the Core ATV Channels during the transition will need to change their ATV service to a Core ATV Channel at the end of the transition, which will require such stations to incur additional ATV transition costs. All of the Company's stations (excluding its low power and television translator station) were assigned new ATV channels that are within the Core ATV Channels.

  All television stations that provide ATV service are required to provide a minimum service that consists of a free over-the-air digital television program service of a quality at least comparable to the present NTSC service and which is provided during the same hours each day that a station provides NTSC service. Beyond this minimum requirement, stations have the discretion to determine how to program their new ATV service (for example, whether to provide one or more channels of standard definition programming or a high definition program service, plus other possible ancillary services). However, the FCC has established a requirement that by April 2003, all stations must simulcast on their ATV channel 50% of the programming carried on their NTSC channel (i.e., broadcast the same programming at the same time). This increases to a 75% simulcast requirement by April 2004, and a 100% requirement by April 2005. By December 31, 2006, all stations must terminate their NTSC broadcasts and provide only ATV service, subject to an FCC authorized extension if certain conditions exists in a station's market. If these conditions exist (which were established in the Balanced Budget Act of 1997 and generally relate to the degree to which the transition to ATV has taken place in a given market), then the FCC may extend the transition period for any station in that market that requests such an extension, thereby delaying the date when the station must terminate its NTSC operation. The Company cannot predict how the transition to ATV will progress in any of the markets in which the Company has a station, or whether any of the Company's stations would require or request an extension of the transition period.

  Under the FCC rules, low power television and television translator stations are considered secondary services and cannot cause any interference to the operation of a full power television station, including its new ATV service. Because low power television and television translator stations are not initially eligible for ATV channels, and because of their secondary status, it is expected that many low power television and television translator stations will have to cease operating when full power stations begin to provide ATV service. Although the FCC allows low power television and television translator stations that are subject to potential termination to relocate to a new channel, the allocation of the new ATV channels, will make it more difficult to locate a channel to which a low power television or television translator stations could relocate. After the transition period when each television station has returned to the FCC one of its channels, more channels will then be available for the relocation of dislocated low power television and television translator stations. The Company does not presently know whether its low power television or translator stations will be subject to possible termination and whether, if so dislocated, an alternate channel can be found on which they may operate, particularly during the transition period.

  The FCC has pending or plans to initiate several rule making proceedings to consider numerous issues related to the initiation of ATV service. These issues include the applicability to ATV broadcasts of cable systems' must carry obligations to carry the signals of local broadcast stations, the public service obligations that television licensees must meet in the context of providing ATV broadcasts, the regulatory fees that station licensees will pay if they use their ATV facility to provide pay services in addition to traditional free over-the-air broadcasting, and the impact of state and local zoning and other ordinances on the ability of stations to rapidly construct new ATV facilities. The results of several of these proceedings could have a significant impact on the implementation schedule and consumer acceptance of the new ATV service.

  The Company cannot predict the specific effects that the new ATV service will have on the Company's business.

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

HOLDINGS
--------

  A-3 was formed to acquire all of the outstanding capital stock of Act III pursuant to the Stock Purchase Agreement. A-3 conducted no other activities other than in connection with the negotiations, financing and consummation of the Acquisition.

  Approximately $374.3 million in cash was required to purchase all of the outstanding capital stock of Act III. Funds obtained by A-3 and Holdings to purchase the Act III stock, retire outstanding indebtedness of Act III and pay fees and expenses associated with such transactions were provided from (i) proceeds of approximately $115.0 million and $68.5 million from the issuance and sale of Holdings preferred and common stock, respectively, (ii) proceeds of $35.0 million from the sale in a public offering of 35,000 units consisting of $1,000 principal amount of Holdings 13 1/4% senior accrual debentures due 2006 and 16 shares of Holdings class B-1 common stock, (iii) proceeds of $125.0 million from the sale in a public offering of A-3 10 1/4% senior subordinated notes due 2005 (which notes are now obligations of SBC) and (iv) initial borrowings by A-3 of $224.0 million under a bank credit agreement, with the obligations under such bank credit agreement now being the obligations of SBC. As of December 31, 1995, only the Holdings 35,000 units and the A-3 senior subordinated notes due 2005 were outstanding.

EMPLOYEES

  As of December 31, 1997, the Company employed approximately 541 people. The Company is not a party to any collective bargaining agreements. The Company considers its employee relationships to be very good.

ITEM 2.       DESCRIPTION OF PROPERTIES

  The Company's headquarters are located at 18 Newbury Street, Boston, Massachusetts 02116. The Company reimburses ABRY Partners, Inc., the management company for all investments of ABRY, $1,789 per month, representing the Company's allocable share of rent paid by ABRY under its lease, which expires March 31, 2001. The lease covers approximately 4,112 square feet of office space.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company did not submit any matters to a vote of security holders during the quarter ended December 31, 1997.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON EQUITY

  The Company does not have a class of equity securities registered pursuant to the Securities Act of 1933, and consequently there is no established public trading market for the Company or Holdings common stock. As March 15, 1998, Holdings owned 100% of the Company's common stock. As of March 15, 1998, there were 47 stockholders of Holding's Class B-1 Common Stock, two stockholders of Holding's Class B-2 Common Stock and 15 stockholders of Holding's Class C Common Stock. Holdings has never declared any dividends on any class of its common stock. Additionally, certain of Holding's debt instruments restrict payment of dividends on its common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
THE COMPANY
-----------
                              (DOLLARS IN THOUSANDS)

                                                                                    Sullivan         Sullivan
                                                                                  Broadcasting       Broadcast
                                       Predecessor   Predecessor   Predecessor    Company, Inc.   Holdings, Inc.

                                           1993          1994          1995         1996 (6)         1996 (6)
INCOME STATEMENT DATA:                 ------------  ------------  ------------  ---------------  ---------------

Net revenue (1)                          $  74,929     $  83,828      $ 92,125         $107,714         $107,714
Trade and  barter revenues                   9,035         7,942         7,876           14,808           14,808
                                         ---------     ---------      --------         --------         --------
Total net revenue (1)                       83,964        91,770       100,001          122,522          122,522

Operating expenses                       $   9,211     $   8,518      $ 11,136         $ 15,005         $ 15,005
Selling, general and administrative         21,928        23,243        23,447           23,402           23,921
Depreciation and amortization (2)           37,738        33,494        29,813           74,724           74,724
                                         ---------     ---------      --------         --------         --------
Operating income                            15,087        26,515        35,605            9,391            8,872
Interest expense                            17,648        18,587        17,777           34,411           41,187
Net income (loss) (3)                      (15,883)        4,364        22,343          (17,899)         (22,272)

OTHER FINANCIAL DATA:
Broadcast Cash Flow (4)                  $  35,044     $  45,318      $ 53,985         $ 64,049         $ 64,049
Amortization of programming rights          23,088        20,367        18,033           26,673           26,673
Payments for programming rights             12,369        10,341         8,368            9,087            9,087
Trade expense                                  363           320           304              928              928
Corporate expense                            3,260         3,272         4,507            2,901            3,420
Capital expenditures                         1,525         4,518         5,560            3,105            3,105

OTHER DATA:
Number of stations (5)                           8             8             8               13               13

BALANCE SHEET DATA:
Total assets                             $ 132,903     $ 121,848      $134,826         $735,340         $737,544
Total long-term debt                       182,207       176,355       138,898          377,602          407,743
Other long-term liabilities                 11,209        10,535        12,992          107,097          109,458
Senior redeemable preferred stock           21,532        23,868        26,386                0          111,483
Stockholders' equity (deficit)            (102,453)     (108,491)      (88,513)         187,850           53,073


                                           Sullivan        Sullivan
                                         Broadcasting     Broadcast
                                        Company, Inc.   Holdings, Inc.

                                             1997            1997
INCOME STATEMENT DATA:                  --------------  --------------

Net revenue (1)                              $120,124        $120,124
Trade and  barter revenues                     17,650          17,650
                                             --------        --------
Total net revenue (1)                         137,774         137,774

Operating expenses                           $ 17,301        $ 17,301
Selling, general and administrative            27,516          28,319
Depreciation and amortization (2)              72,417          72,417
                                             --------        --------
Operating income                               20,540          19,737
Interest expense                               35,057          40,711
Net income (loss) (3)                         (11,918)        (15,474)

OTHER FINANCIAL DATA:
Broadcast Cash Flow (4)                      $ 67,895        $ 67,895
Amortization of programming rights             30,197          30,197
Payments for programming rights                11,820          11,820
Trade expense                                     815             815
Corporate expense                               3,593           4,396
Capital expenditures                            4,439           4,439

OTHER DATA:
Number of stations (5)                             13              13

BALANCE SHEET DATA:
Total assets                                 $708,000        $710,316
Total long-term debt                          356,505         386,828
Other long-term liabilities                   110,386         115,236
Senior redeemable preferred stock                   0         133,185
Stockholders' equity (deficit)                175,932          15,855

(1) Net "revenues" and "Total net revenue" are shown net of agency communications.
(2) This amount includes amortization of programming rights reflected below in "Other Financial Data".
(3) Net loss for the year ended December 31, 1993 includes an extraordinary item of $12,619,000 resulting from a prepayment premium and other losses from early extinguishment of certain debt.
(4) "Broadcast Cash Flow" is defined as operating income plus (i) noncash expenses, including depreciation and amortization expenses and program amortization expense, plus (ii) corporate expenses, net less (iii) payments for programming rights and net barter revenues (expenses). The Company has included Broadcast Cash Flow data because it understands such data is used by certain investors to measure a Company's ability to service debt. Broadcast Cash Flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(5) "Number of stations" represents stations either owned or programmed under a LMA arrangement.
(6) Data for 1996 includes the results of the Company after giving effect to the Acquisition and other acquisitions made during 1996.

             (DOLLARS IN THOUSANDS)

                                          A-3      HOLDINGS

                                          1995       1995
                                          ----       ----
INCOME STATEMENT DATA:
Net revenues                           $      -    $      -
Selling, general and administrative       1,116       1,601
Operating income (loss)                  (1,116)     (1,601)
Interest expense                            169         258
Net income (loss)                        (1,053)     (1,524)

BALANCE SHEET DATA:
Total assets                           $134,981    $173,964
Total long-term debt                    125,000     154,407
Stockholders equity                       4,148      11,048


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

   On January 4, 1996, A-3 acquired substantially all of the outstanding stock of Act III for approximately $517 million plus certain amounts defined in the underlying purchase and sale agreement. See Note 3 of "Notes to Consolidated Financial Statements."

A-3
---

   A-3 and its sole stockholder, Holdings, were formed in 1995 to acquire the outstanding capital stock of Act III. The operations of A-3 during 1995 were principally related to the raising of funds through the issuance in a public offering of $125 million of A-3 10 1/4% senior subordinated notes due 2005 (which notes are now obligations of SBC).

HOLDINGS
--------

   Holdings, and its 100% owned subsidiary A-3, were formed in 1995 to acquire the outstanding capital stock of Act III. The operations of Holdings during 1995 were principally related to the raising of funds through the issuance in a public offering of 35,000 units, each unit consisting of $1,000 principal amount of Holdings 13 1/4% senior accrual debentures due 2006 and 16 shares of Holdings Class B-1 Common Stock.

RESULTS OF OPERATIONS

The Company
-----------

   YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

   Set forth below are selected consolidated financial data for the years ended December 31, 1997 and December 31, 1996 and the percentage changes between the periods.

                                                       Year Ended December 31,
                                   -------------------------------------------------------------
                                               1996                          1997                        Percentage Change
                                   -----------------------------   -----------------------------  ----------------------------------

                                     Sullivan       Sullivan         Sullivan       Sullivan         Sullivan            Sullivan
                                    Broadcasting    Broadcast      Broadcasting     Broadcast       Broadcasting        Broadcast
                                   Company, Inc.  Holdings, Inc.   Company, Inc.  Holdings, Inc.    Company, Inc.     Holdings, Inc.

                                   -------------  --------------   -------------  --------------  -----------------   --------------

                                                           (in thousands)
Net revenues (excluding trade
 and barter)                            $107,714        $107,714        $120,124        $120,124        11.5%               11.5 %
Trade and barter revenues                 14,808          14,808          17,650          17,650        19.2                19.2
Total net revenues                       122,522         122,522         137,774         137,774        12.4                12.4
Operating expenses                        15,005          15,005          17,301          17,301        15.3                15.3
Selling, general
 and administrative expenses              23,402          23,921          27,516          28,319        17.6                18.4
Depreciation and amortization             74,724          74,724          72,417          72,417        (3.1)               (3.1)
Operating income                           9,391           8,872          20,540          19,737       118.7               122.5
Interest expense                          34,411          41,187          35,057          40,711         1.9                (1.2)
Net loss                                  17,899          22,272          11,918          15,474       (33.4)              (30.5)
Payments for programming rights            9,087           9,087          11,820          11,820        30.1                30.1
Broadcast Cash Flow                       64,049          64,049          67,895          67,895         6.0                 6.0

    Net revenues are net of commissions and exclude trade and barter revenues and primarily include local and national spot advertising sales. Net revenues increased to $120,124,000 in 1997 from $107,714,000 in 1996, an increase of $
12,410,000, or 11.5%. Approximately $4,044,000 of this increase was attributable to the WMSN and WFXV station acquisitions made during mid-1996. Additionally, net revenues increased due to higher advertising rates in 1997 when compared with 1996. During 1997, advertising spot rates were positively impacted by the improving economy, resulting in greater advertising spending, along with higher key demographic ratings from additional Fox programming and other syndicated and first run programming. Of the advertising revenues reported for 1997, 59.6% were from local advertising sales and 40.4% were from national advertising sales.

    Local revenues include gross revenues before commissions from local or regional advertisers or their representative agencies. Local and regional areas encompass the station's designated market area and its outlying areas. Local revenues increased to $83,862,000 in 1997 from $72,073,000 in 1996, an increase of $11,789,000, or 16.4%. The increase was due to station acquisitions made during mid-1996, along with increased ratings and stronger advertising demand resulting from the Company's emphasis on expanding local sales.

    National revenues include gross revenues before commissions from national advertisers or their representative agencies. National advertisers are advertisers outside of the station's local market or region. National revenues increased to $56,912,000 in 1997 from $55,795,000 in 1996, an increase of $1,117,000, or 2.0%. As with local revenues, national revenues increased as a result of stations acquisitions made during mid-1996, as well as increased ratings and higher advertising rates in 1997 when compared with 1996, offset somewhat by the Company successfully increasing local sales in 1997 over 1996.

    Trade and barter revenues increased to $17,650,000 in 1997 from $14,808,000 in 1996, an increase of $2,842,000, or 19.2%. This change was primarily due to higher advertising spot rates in 1997 compared to 1996 along with Station acquisitions made in mid-1996 which resulted in an increase in the revenue recognized therefrom.

    Operating expenses include engineering, promotion, production, programming operations and trade expenses. Operating expenses increased to $17,301,000 in 1997 from $15,005,000 in 1996, an increase of $2,296,000, or 15.3%. The increase was primarily the result of operating the WMSN and WFXV stations for a full twelve months in 1997 compared to only six months in 1996.

    Selling, general and administrative expenses include sales, salaries, commissions, insurance, supplies and general management salaries. Selling, general and administrative expenses increased to $27,516,000 and $28,319,000 in 1997 from $23,402,000 and $23,921,000 in 1996, increases of $4,114,000, and
$4,398,000 or 17.6% and 18.4% for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively. These increases were the result of additional costs associated with the WMSN and WFXV station acquisitions in mid-1996 along with higher compensation levels in 1997 over 1996.

    Depreciation and amortization includes depreciation of property and equipment, amortization of programming rights and amortization of intangibles. Depreciation and amortization decreased to $72,417,000 in 1997 from $74,724,000 in 1996, a decrease of $2,307,000, or 3.1%, due to the retirement of certain fixed and intangible assets, offset somewhat by increased amortization of programming rights along with additional amortization of intangible assets and depreciation of fixed assets associated with the acquisition of WMSN and WFXV in mid-1996.

    Operating income increased to $20,540,000 and $19,737,000 in 1997 from $9,391,000 and $8,872,00 in 1996, increases of $11,149,000 and $10,865,000 or
118.7% and 122.5% for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively, due to the reasons discussed above.

    Interest expense includes interest charged on all outstanding debt and the amortization of debt issuance costs and debt discount over the life of the underlying debt. Interest expense increased to $35,057,000 and decreased to $40,711,000 in 1997 from $34,411,000 and $41,187,000 in 1996, an increase of
$646,000 and a decrease of $476,000 or 1.9% and 1.2% for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively. The increase in Sullivan Broadcasting Company, Inc. was the result of interest costs incurred on the additional borrowings utilized to fund the WMSN and WFXV acquisitions, further increased by slightly higher amortization of debt issuance costs while the decrease in Sullivan Broadcast Holdings, Inc. interest expense was attributable to lower amortization of debt issue costs and debt discount offset somewhat by the compounding of unpaid interest and those increases attributable to the Sullivan Broadcasting Company, Inc. debt.

    The income tax benefit decreased to $2,591,000 and $5,488,000 in 1997 from $7,252,000 and $10,174,000 in 1996, decreases of $4,661,000 and $4,686,000 or
64.3% and 46.1% for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively. This decrease is due to an increase in current income tax expense coupled with a decrease in the deferred income tax benefit. These fluctuations relate to improving operating results as well as timing differences between book and tax for items such as depreciation and amortization.

    Net loss decreased to $11,918,000 and $15,474,000 in 1997 from $17,899,000 and $22,272,000 in 1996, decreases of $5,981,000 and $6,798,000 or 33.4% and
30.5% for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively, due to the reasons discussed above.

    Payments for programming rights increased to $11,820,000 in 1997 from $9,087,000 in 1996, an increase of $2,733,000, or 30.1%. This increase is a result of increased programming demands relating to the WMSN and WFXV stations acquired in mid-1996.

    Broadcast Cash Flow increased to $67,895,000 in 1997 from $64,049,000 in 1996, an increase of $3,846,000, or 6.0%. This increase is a result of the aforementioned increased in revenue with a smaller proportional increase in operating, selling, and general and administrative expenses in the aggregate. The Company believes that Broadcast Cash Flow, which is operating income exclusive of amortization, depreciation, barter revenue and expense less the amount of any cash film payments made during the period, is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because broadcasting companies traditionally have large amounts of non-cash expense attributable to amortization of programming rights and other intangibles. Broadcast Cash Flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

   YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Set forth below are selected consolidated financial data for the years ended December 31, 1996 and December 31, 1995 and the percentage changes between the periods.

                                                       Year Ended December 31,
                                    -------------------------------------------------------------
                                            1995 (Predecessor)                 1996                      Percentage Change
                                    -----------------------------  ------------------------------  -------------------------------
                                      Sullivan        Sullivan        Sullivan        Sullivan        Sullivan        Sullivan
                                    Broadcasting     Broadcast      Broadcasting     Broadcast      Broadcasting      Broadcast
                                    Company, Inc.  Holdings, Inc.  Company, Inc.   Holding, Inc.   Company, Inc.   Holdings, Inc.
                                    -------------  --------------  --------------  --------------  --------------  ---------------
                                                          (in thousands)
Net revenues (excluding trade
 and barter)                             $ 92,125        $ 92,125       $107,714        $107,714          16.9  %         16.9   %
Trade and barter revenues                   7,876           7,876         14,808          14,808            88.0             88.0
Total net revenues                        100,001         100,001        122,522         122,522            22.5             22.5
Operating expenses                         11,136          11,136         15,005          15,005            34.7             34.7
Selling, general
 and administrative expenses               23,447          23,447         23,402          23,921            (0.2)             2.0
Depreciation and amortization              29,813          29,813         74,724          74,724           150.6            150.6
Operating income                           35,605          35,605          9,391           8,872           (73.6)           (75.1)
Interest expense                           17,777          17,777         34,411          41,187            93.6            131.7
Net income  (loss)                         22,343          22,343        (17,899)        (22,272)         (180.1)          (199.7)
Payments for programming rights             8,368           8,368          9,087           9,087             8.6              8.6
Broadcast Cash Flow                        53,985          53,985         64,049          64,049            18.6             18.6

    Net revenues are net of commissions and exclude trade and barter revenues and primarily include local and national spot advertising sales. Net revenues increased to $107,714,000 in 1996 from $92,125,000 in 1995, an increase of
$15,589,000, or 16.9%. Furthermore, net revenues increased at all of the Stations in 1996 from 1995. Approximately $10,800,000 of this increase was attributable to the addition of the WUXP LMA and Station acquisitions made during 1996. Additionally, net revenues increased due to reduced national sales representative commission rates which commenced concurrent with the Acquisition along with higher advertising rates in 1996 when compared with 1995. During 1996, advertising spot rates were positively impacted by the improving economy, resulting in greater advertising spending, along with higher key demographic ratings from additional Fox programming and other syndicated and first run programming. Of the advertising revenues reported for 1996, 56.3% were from local advertising sales and 43.7% were from national advertising sales.

    Local revenues include gross revenues before commissions from local or regional advertisers or their representative agencies. Local and regional areas encompass the station's designated market area and its outlying areas. Local revenues increased to $72,073,000 in 1996 from $59,036,000 in 1995, an increase of $13,037,000, or 22.1%. Of this increase, approximately $6,700,000 was attributable to the addition of the WUXP LMA and Stations acquired in 1996. Furthermore, the increase is due to increased ratings as well as strong advertising demand.

    National revenues include gross revenues before commissions from national advertisers or their representative agencies. National advertisers are advertisers outside of the station's local market or region. National/Canadian revenues increased to $55,795,000 in 1996 from $50,413,000 in 1995, an increase of $5,382,000, or 10.7%. Approximately $4,630,000 of this increase was related to the WUXP LMA along with Stations acquired during 1996. Additionally, as with local revenues, national revenues increased as a result of higher ratings as well as stronger advertising demand in 1996 when compared with 1995.

    Trade and barter revenues increased to $14,808,000 in 1996 from $7,876,000 in 1995, an increase of $6,932,000, or 88.0%. This change was primarily due to the increase in the value of barter programming rights recorded in the purchase accounting for the Acquisition as well as other acquisitions made in 1996 which resulted in an increase in the revenue recognized therefrom.

    Operating expenses include engineering, promotion, production, programming operations and trade expenses. Operating expenses increased to $15,005,000 in 1996 from $11,136,000 in 1995, an increase of $3,869,000, or 34.7%. The increase was primarily due to the WXLV affiliation switch from Fox Broadcasting Company to the American Broadcasting Company, Inc. in September 1995, as the Company is now producing local news at WXLV, which increased operating expenses by $1,785,000 in 1996. Additionally, operating expenses were further increased by approximately $1,323,000 due to the addition of the WUXP LMA as well as Station acquisitions made during 1996.

    Selling, general and administrative expenses include sales, salaries, commissions, insurance, supplies and general management salaries. Selling, general and administrative expenses decreased to $23,402,000 and increased to $23,921,000 in 1996 from $23,447,000 in 1995, a decrease of $45,000 and an increase of $474,000, or 0.2% and 2.0% for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively. These changes are the result of higher salary costs due to an overall headcount increase, offset somewhat by reduced corporate overhead.

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

    Operating income decreased to $9,391,000 and $8,872,000 in 1996 from $35,605,000 in 1995, decreases of $26,214,000 and $26,733,000 or 73.6% and 75.1%
for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively, due to the reasons discussed above.

    Interest expense increased to $34,411,000  and $41,187,000 from $17,777,000, increases of $16,634,000 and $23,410,000 or 93.6% and 131.7% for Sullivan
Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc. respectively. These increases were the result of interest costs incurred on the debt utilized to fund the Acquisition and additional borrowings to fund other acquisitions made during the period.

    Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc. had net losses of $17,899,00 and $22,272,000, respectively, compared to net income of $22,343,000 in 1995, decreases of $40,242,000 and $44,615,000 due to the reasons discussed above.

    Payments for programming rights increased to $9,087,000 in 1996 from $8,368,000 in 1995, an increase of $719,000, or 8.6%. This increase was a result of increased programming demands relating to the WUXP LMA, an independent station, and other Station acquisitions made during 1996.

    Broadcast Cash Flow increased to $64,049,000 in 1996 from $53,985,000 in 1995, an increase of $10,064,000, or 18.6%. This increase was a result of the aforementioned increased in revenue with a smaller proportional increase in operating, selling, and general and administrative expenses in the aggregate. The Company believes that Broadcast Cash Flow, which is operating income exclusive of amortization, depreciation, barter revenue and expense less the amount of any cash film payments made during the period, is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because broadcasting companies traditionally have large amounts of non-cash expense attributable to amortization of programming rights and other intangibles. Broadcast Cash Flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.


YEAR ENDED DECEMBER 31, 1995

Set forth below is selected consolidated financial data for the year ended December 31, 1995.

                                                 (DOLLARS IN THOUSANDS)

                                                   A-3         HOLDINGS

                                                  1995           1995
                                                  ----           ----
Total net revenues                              $      -       $     -
Selling, general and administrative expenses       1,116         1,601
Operating income (loss)                           (1,116)       (1,601)
Net income (loss)                                 (1,053)       (1,524)

  Selling, general and administrative expenses include salaries and payments required under an agreement executed with an executive's former employer related to the executive's termination.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY
-----------

  The Company's primary source of liquidity is cash provided by operations. Cash provided by operations was $21,342,000 and $21,361,000 during 1997 and $27,170,000 and $16,663,000 in 1996 for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively. Cash provided by operations was $21,820,000 during 1995. The changes in cashflow from operations for these periods was attributable primarily to improvements in the Company's operating results, offset somewhat by the timing of interest payments.

  Such cash provided by operations is after payments for programming rights, which amounted to $11,820,000, $9,087,000, and $8,368,000 respectively, for the years ended 1997, 1996 and 1995. The Company prepaid certain obligations for programming rights in connection with the Acquisition in 1996. After giving effect to such prepayments, the Company has cash program payment commitments (including contracts not yet recordable as assets) of $46,253,000 of which $14,798,000 are payable in 1998, $11,437,000 in 1999, $9,351,000 in 2000,
$5,868,000 in 2001, $3,632,000 in 2002 and $1,167,000 thereafter.

  The Company's primary capital requirements have been for capital expenditures. Capital expenditures totaled $4,439,000, $3,105,000, and $5,560,000 for 1997,
1996 and 1995, respectively. Expenditures for 1997, 1996 and 1995 reflect work associated with the replacement of WUTV's transmitter, tower and antenna. The Company anticipates a lower level of capital expenditures in 1998 compared to 1997, which expenditures the Company anticipates will maintain the Company's operations as well as allow for the completion of the replacement of the transmitter system at WUTV.

  The Company's primary financing activities have been related to borrowings under the existing debt facility to fund the station acquisitions made during 1996. At December 31, 1997, the Company had $6,000,000 of revolver borrowings outstanding under a $30,000,000 revolving credit facility.

A-3
---

A-3's only source of liquidity as of December 31, 1995 was from the proceeds of capital stock purchases and funds raised through the issuance, in a public offering, of $125,000,000 of senior subordinated notes due 2006.

HOLDINGS
--------

  Holdings' only source of liquidity as of December 31, 1995 was from the proceeds of capital stock purchases and funds raised through the issuance in a public offering of 35,000 units, each unit consisting of $1,000 principal amount of Holdings 13 1/4% senior accrual debentures due 2006 and 16 shares of Holdings Class B-1 Common Stock.

FORWARD-LOOKING STATEMENTS

  This documents contains forward-looking statements. In addition, when used in this document, the words "intends to", "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including the impact of changes in national and regional economies, successful integration of acquired television station, pricing fluctuations in local and national advertising and volatility in programming costs. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RISK OF LOSS OF TAX BENEFITS

  At December 31, 1997, there were net operating loss carryforwards for federal income tax purposes, available to reduce future taxable income of approximately $99,863,000 and $109,857,000 for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively. Additionally, there were charitable contributions carryforwards of approximately $10,000,000 for federal income tax purposes, available to reduce future taxable income for both Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc. To the extent not used, federal net operating loss carryforwards expire in varying amounts beginning in 2003. In addition, there were net operating loss carryforwards of approximately $31,590,000 and $38,604,000 for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively, regarding state and local income tax purposes in various jurisdictions.

A corporation that undergoes a "change of ownership" pursuant to Section 382 of the Internal Revenue Code is subject to limitations on the amount of its net operating loss carryforwards which may be used in the future. An ownership change occurred on January 4, 1996. The annual limitation on the use of the net operating loss is $10,050,000. The Company estimates the limitation on the net operating loss will not have a material adverse impact on the Company's consolidated financial position or results of operations. No assurance can be given that an ownership change will not occur as a result of other transactions entered into by the Company, or by certain other parties over which the Company has no control. If a "change in ownership" for income tax purposes occurs, the Company's ability to use "pre-change losses" could be postponed or reduced, possibly resulting in accelerated or additional tax payments which, with respect to tax periods beyond 1997, could have a material adverse impact on the Company's consolidated financial position or results of operations.

INFLATION

  For the three years ended December 31, 1997, inflation and changing prices have not had a significant impact on the Company's results of operations and financial condition.

SEASONALITY

  The Company's operating revenues are generally highest in the fourth quarter of each year. This seasonality is primarily attributable to increased expenditures by advertisers in anticipation of holiday retail spending and on increases in viewership during the Fall/Winter season.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements (together with report of independent accountants) of Act III and the Company and its subsidiaries and financial statement schedules are included on pages F-1 through F-58 of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information with respect to the Directors and Executive Officers of SBC and Holdings as of March 15, 1998. All directors will hold office until the next annual meeting of the stockholders and until their successors are duly elected and qualified or until their earlier death, resignation or removal. All officers will hold office until their successors are duly elected or until their death, resignation or removal.

     Name                   Age  Position
     ----                   ---  --------
     Peni Garber             35  Director
     Peggy Koenig            41  Director
     Tim R. Palmer           40  Director
     J. Daniel Sullivan      46  Director, President and Chief Executive Officer
     Royce Yudkoff           42  Director
     Patrick Bratton         32  Vice President and Chief Financial Officer
     David Pulido            43  Executive Vice President-Programming and
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

    Patrick Bratton is Vice President and Chief Financial Officer of Holdings and the Company. From October 1993 until November 1995 (when he signed the Bratton Employment Agreement (as defined)), Mr. Bratton was the controller of Honeywell DMC Services, Inc., an energy conservation services company. Previously, Mr. Bratton was a manager with Price Waterhouse LLP, an international accounting firm, which he joined in August 1988.

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

SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION
Name                  PRINCIPAL POSITION          YEAR     SALARY      BONUS
----                  ------------------          ----     ------      -----

Hal Gaba              Chief Executive Officer     1995    $200,000    $ 50,000

Richard M. Ballinger  President, Chief Operating  1995    $306,000    $300,000
                      Officer

John F. DeLorenzo     Executive Vice President,   1995    $201,000    $160,000
                      Chief Financial Officer

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


FISCAL YEAR-END OPTION VALUES - 1995
                                    NUMBER OF SHARES
                                  UNDERLYING UNEXERCISED                 VALUE OF UNEXERCISED
                                   OPTIONS AT YEAR-END                   OPTIONS AT YEAR-END(1)
                            ----------------------------------        -----------------------------
NAME                        EXERCISABLE          UNEXERCISABLE        EXERCISABLE     UNEXERCISABLE
Hal Gaba                        5.00                13.00                $ 14,250        $28,500
Richard M. Ballinger           74.00                15.50                 814,400         73,850
John F. DeLorenzo              22.83                13.67                 242,159         87,066

(1) Based upon the value of $11,850 per Class B Share.

The Company, A-3 and Holdings
-----------------------------

    Compensation of Directors. Those Directors who are not also officers or employees of the Company receive reimbursement for expenses in attending each meeting of the Board of Directors and for each committee meeting attended.

   Compensation of Executive Officers. The following table summarizes the compensation paid to the Chief Executive Officer and the Company's most highly compensated officers as to whom the total annual salary and bonus exceeded $100,000 in 1996 and 1997, for services rendered to the Company.

SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION
NAME                  PRINCIPAL POSITION           YEAR      SALARY      BONUS
----                  ------------------          -----------------------------

J. Daniel Sullivan    Chief Executive Officer      1997     $375,000   $150,000
                                                   1996     $411,305   $150,000
                                                   1995     $ 94,231         --

David Pulido          Executive Vice President,    1997     $185,000   $ 55,000
                      Programming and Legal        1996     $173,343   $ 72,250
                      Affairs

Patrick Bratton       Vice President and           1997     $ 90,000   $ 25,000
                      Chief Financial Officer      1996     $ 75,085   $ 37,300


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

                                                          Shares Which May be
                                                              Repurchased
                                                              -----------

     Termination on or after 9/13/97 but before 9/13/98..        208,507
     Termination on or after 9/13/98 but before 9/13/99..        139,005
     Termination on or after 9/13/99 but before 9/13/00..         69,502
     Termination on or after 9/13/00.....................              0

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

BRATTON EMPLOYMENT AGREEMENT

    SBC, Holdings and Mr. Bratton are parties to an Executive Employment Agreement, dated as of November 10, 1995 ( the "Bratton Employment Agreement"), under which Mr. Bratton will serve as Chief Financial Officer of each of Holdings and the SBC. Under the Bratton Employment Agreement, Mr. Bratton's employment was for an initial term through December 31, 1996 (the "Initial Term") and, after the Initial Term, will continue on a month-by-month basis.
The Bratton Employment Agreement provides for an annual base salary of $100,000 and a guaranteed bonus of $25,000. Mr. Bratton purchased, at the Closing, 6,000 shares of Holdings Class C Common Stock and an additional 10,000 shares of Holdings Class C Common Stock in December 1996, each at $0.5720665 per share (for an aggregate purchase price of $9,153).

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

                                                               SHARES WHICH
                                                                  MAY BE
                                                                REPURCHASED
                                                                -----------
     Termination on or after 11/20/97 but before 11/20/98..        9,600
     Termination on or after 11/20/98 but before 11/20/99..        6,400
     Termination on or after 11/20/99 but before 11/20/00..        3,200
     Termination on or after 11/20/00......................            0

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

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

HOLDINGS
--------

Ownership

     The following table sets forth certain information regarding the beneficial ownership of Holdings Common Stock as of March 15, 1998 by (i) holders having beneficial ownership of more than five percent of Holdings Common Stock by vote,
(ii) each director of Holdings, (iii) the executive officers of Holdings, and
(iv) all such directors and executive officers as a group. The general managers of the Stations own as a group 45,000 shares of Class B-1 Common Stock and 573,860 shares of Class C Common Stock.

                                                         HOLDINGS COMMON STOCK
                                                 ---------------------------------------
                                                    TYPE OF      NUMBER OF    PERCENT
NAME OF BENEFICIAL OWNER                         SHARES OWNED      SHARES    OF CLASS(a)
------------------------                         ------------      ------    -----------
ABRY Broadcase Partners II, L.P. (b)..........    Class B-2      5,958,211      79.8%
  18 Newbury Street
  Boston, MA 02116

Patrick Bratton (c)(d)........................    Class C           16,000         *

Peni Garber (c)...............................    Class B-1            500         *

Peggy Koenig (c)..............................    Class B-1          1,688         *

David Pulido (c)(d)...........................    Class B-1         10,000       1.1
                                                  Class C           81,500

Tim R. Palmer (f).............................    Class B-1        941,598       1.3
  Harvard Private Capital
  600 Atlantic Avenue, 26th Floor
  Boston, MA 02210

J. Daniel Sullivan (g)........................    Class B-2        200,000       7.3
  4431 Dyke Bennet Road                           Class C          347,512
  Franklin, TN 37064

Royce Yudkoff (c)(h)..........................    Class B-1          9,205      79.8
                                                  Class B-2      5,958,211

Directors and executive officers as a group...    Class B-1        962,991      89.6
                                                  Class B-2      6,158,211
                                                  Class C          415,012

------------------------
(a) For such purpose, all shares of Holdings Common Stock are treated as a single class. Percentages are based on the percentage of total voting power and are rounded to the nearest one-tenth of one percent. An asterisk indicates less than 1.0%.
(b) ABRY Holdings, Inc., the general partner of ABRY Capital, which is the general partner of ABRY, is wholly owned by Mr. Yudkoff.
(c) The business address of Mr. Bratton, Ms. Garber, Ms. Koenig, Mr. Pulido and Mr. Yudkoff is 18 Newbury Street, Boston, MA 02116.
(d) Mr. Bratton's shares are subject to the Bratton Employment Agreement. See "Management--Bratton Employment Agreement."
(e) Mr. Pulido's shares are subject to the Pulido Employment Agreement. See "Management--Pulido Employment Agreement."
(f) Represents shares that Harvard Private Capital has the right to acquire under Holdings Warrants and other shares purchased by Harvard Private Capital. Mr. Palmer has neither sole investment power not sole voting power over such shares, and disclaims beneficial ownership thereof.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

SULLIVAN BROADCASTING COMPANY, INC. (FORMERLY ACT III BROADCASTING, INC.)
-------------------------------------------------------------------------
                                                                      Page
(a) (1)  Financial Statements

Sullivan Broadcasting Co., Inc. and Subsidiaries (formerly Act III Broadcasting, Inc. as Successor by Merger with A-3 Acquisitions, Inc.)

Report of Independent Public Accountants for the Year Ended
December 31, 1995                                                     F-1

Consolidated Statement of Operations for the Year Ended
December 31, 1995                                                     F-2

Consolidated Statement of Changes in Shareholders'
Equity for the Year Ended December 31, 1995                           F-3

Consolidated Statement of Cash Flows for the Year Ended
December 31, 1995                                                     F-4

Notes to Consolidated Financial Statements                            F-5

Sullivan Broadcasting Company, Inc. (formerly
Act III Broadcasting, Inc. as Successor
by Merger with A-3 Acquisitions, Inc.)

Report of Independent Accountants for the Period from Inception
(June 2, 1995) through December 31, 1995 and
the Years Ended December 31, 1996 and 1997                            F-18

Consolidated Balance Sheet at December 31, 1996 and 1997              F-19

Consolidated Statement of Operations for the period from Inception
(June 2, 1995) through December 31, 1995 and the Years Ended
December 31, 1996 and 1997                                            F-21

Consolidated Statement of Changes in Shareholders' Equity for
the Period from Inception (June 2, 1995) through December 31, 1995
and the Years Ended December 31, 1996 and 1997                        F-22

Consolidated Statement of Cash flows for the Period from Inception
(June 2, 1995) through December 31, 1995 and the Years Ended
December 31, 1996 and 1997                                            F-23

Note to Consolidated Financial Statements                             F-24

(a) (2) Financial Statements

Schedule II - Valuation and Qualifying Accounts                       F-37

SULLIVAN BROADCAST HOLDINGS, INC.
---------------------------------

                                                                      Page
(a) (1)  Financial Statements

Report of Independent Accountants for the Period from Inception
(June 2, 1995) through December 31, 1995 and the Years Ended
December 31, 1996 and 1997                                            F-38

Consolidated Balance Sheet at December 31, 1996 and 1997              F-39

Consolidated Statement of Operations for the period from Inception
(June 2, 1995) through December 31, 1995 and the Years Ended
December 31, 1996 and 1997                                            F-41

Consolidated Statement of Changes in Shareholders' Equity
for the Period from Inception (June 2, 1995) through
December 31, 1995 and the Years Ended December 31, 1996 and 1997      F-42

Consolidated Statement of Cash flows for the Period from Inception
(June 2, 1995) through December 31, 1995 and the Years Ended
December 31, 1996 and 1997                                            F-43

Note to Consolidated Financial Statements                             F-44

(a) (2) Financial Statements

Schedule II - Valuation and Qualifying Accounts                       F-58


Exhibit
Number                                        DESCRIPTION OF EXHIBIT
------                                        ----------------------
10.1   Fourth Supplemental Indenture dated as of January 7, 1997 between Sullivan
       Broadcasting Company, Inc. (as successor to A-3 ) and State Street Bank and Trust Company, as trustee (the "Trustee") relating to the Notes.*

10.2   Seventh Supplemental Indenture dated as of January 7, 1997 between Sullivan
       Broadcasting Company, Inc. (as successor to A-3 ) and State Street Bank and Trust Company, as trustee (the "Trustee") relating to the Notes.*

10.3   Fourth Amendment to Credit Agreement and Limited Wavier and Consent dated as of June 26, 1997 by and among Sullivan Broadcasting Company, Inc. as successor to A-3 Acquisitions, Inc., NationsBank of Texas, N.A. and certain other lenders.*

10.4 Fifth Amendment to Credit Agreement dated as of December 31, 1997 by and among Sullivan Broadcasting Company, Inc. as successor to A-3 Acquisitions, Inc., NationsBank of Texas, N.A. and certain other lenders.

10.5   Sixth Amendment to Credit Agreement and Limited Consent dated as of January 30,
       1998 by and among Sullivan Broadcasting Company, Inc. as successor to
       A-3 Acquisitions, Inc., NationsBank of Texas, N.A. and certain other lenders.

10.6   Agreement and Plan of Merger among Sullivan Broadcast Holdings, Inc., Sinclair
       Broadcast Group, Inc. and ABRY Partners, Inc. effective as of February 23, 1998.

10.7   Agreement and Plan of Merger among Sullivan Broadcasting Company II, Inc., Sinclair
       Broadcast Group, Inc. and ABRY Partners, Inc. effective as of February 23, 1998.

10.8   Agreement and Plan of Merger among Sullivan Broadcasting Company III, Inc.,
       Glencairn, LTD., and ABRY Partners, Inc. effective as of February 23, 1998.

10.9   Indemnity Agreement among Sullivan Broadcast Holdings, Inc., Sullivan Broadcasting
       Company II, Inc., Sullivan Broadcasting Company III, Inc., Sinclair Broadcast
       Group, Inc., Glencairn, Ltd. and ABRY Partner, Inc. effective February 23, 1998.

12.1   Computation of ratio of earnings to fixed charges.

21.1   Subsidiaries of Sullivan Broadcast Holdings, Inc.

*    Incorporated herein by reference from the Company's 10-Q for the
     quarterly period ended   June 30, 1997.

(b) No reports on Form 8-K were filed during the quarter ending December 31, 1997.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SULLIVAN BROADCASTING COMPANY, INC.
                       SULLIVAN BROADCAST HOLDINGS, INC.





    By:
       --------------------------------------
        J. Daniel Sullivan
        President and Chief Executive Officer


    Date:
         ------------------------------------


   Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

---------------------    ---------   President,  Chief Executive Officer and Director
 J. Daniel Sullivan      Date        (Principal Executive Officer)

---------------------    ---------   Chief Financial Officer (Principal Financial
 Patrick Bratton         Date        Officer and Principal Accounting Officer)

---------------------    ---------   Director
 Peggy Koenig            Date

---------------------    ---------   Director
 Peni Garber             Date

                       Report of Independent Accountants



To the Board of Directors and Shareholders of Sullivan Broadcasting Company, Inc.
(formerly Act III Broadcasting, Inc. as successor by merger with A-3 Acquisition, Inc.)

In our opinion, the accompanying consolidated statements of operations, of cash flows and of changes in shareholders' deficit present fairly, in all material respects, the results of operations and of cash flows of Sullivan Broadcasting Company, Inc. and its subsidiaries (the "Company") for the year ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Boston, Massachusetts

March 25, 1996

Sullivan Broadcasting Company, Inc. and Subsidiaries
Consolidated Statement of Operations
(dollars in thousands)
--------------------------------------------------------------------------------

                                               Year ended
                                              December 31,
                                                  1995

Revenues                                      $    112,039
  Less - commissions                                19,914
                                              ------------

Net revenues                                        92,125
Barter revenues                                      7,876
                                              ------------

 Total net revenues                                100,001
                                              ------------


Expenses:
 Operating expenses                                 11,136
 Selling, general and administrative                23,447
 Amortization of programming rights                 18,033
 Depreciation and amortization                      11,780
                                              ------------

                                                    64,396
                                              ------------

   Operating income                                 35,605

Interest expense, including amortization of
  debt discount and deferred loan costs             17,777
Other expenses                                         247
                                              ------------

Income before income tax benefit                    17,581
Income tax benefit                                  (4,762)
                                              ------------

   Net income                                 $     22,343
                                              ============

  The accompanying notes are an integral part of these financial statements.

Sullivan Broadcasting Company, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Deficit
(dollars in thousands)
--------------------------------------------------------------------------------

                                     Class A            Class C     Additional                                    Total
                                  Common Stock       Common Stock     Paid-in    Accumulated     Deferred     Shareholders'
                                Shares   Amount    Shares   Amount    Capital      Deficit     Compensation      Deficit

Balance at December 31, 1994    893.720    $ 9     666.879    $ 7     $ 6,285    $(114,639)       $ (153)       $ (108,491)

Accretion of discount and
  dividends on 8% Cumulative
  Redeemable Preferred Stock       -        -         -        -       (2,518)         -             -              (2,518)
Amortization of deferred
  compensation                     -        -         -        -         -             -             153               153
Net income                         -        -         -        -         -           22,343          -              22,343
                                -------    ---     -------    ---     -------    ----------       ------        ----------
Balance at December 31, 1995    893.720    $ 9     666.879    $ 7     $ 3,767    $  (92,296)      $  -          $  (88,513)
                                =======    ===     =======    ===     =======    ==========       ======        ==========

  The accompanying notes are an integral part of these financial statements.

Sullivan Broadcasting Company, Inc. and Subsidiaries
Consolidated Statement of Operations
(dollars in thousands)
--------------------------------------------------------------------------------

                                                              Year ended
                                                             December 31,
                                                                 1995

Cash flows from operating activities:
 Net income                                                  $     22,343
 Adjustments to reconcile net income to net cash provided
   by operating activities:
   Adjustment to goodwill relating to realization of
     net operating loss                                               484
   Depreciation of property and equipment                           3,147
   Amortization of intangibles                                      8,633
   Amortization of programming rights, excluding barter            10,728
   Payments for programming rights                                 (8,368)
   Prepayment of WGGT time brokerage fees                          (6,000)
   Amortization of debt issuance costs and discount                   851
   Loss on sale or retirement of fixed assets                          24
   Increase in interest payable                                        95
   Amortization of deferred compensation                              153
 Changes in assets and liabilities:
   Increase in accounts receivable                                 (3,121)
   Increase in prepaid expenses and other assets                     (515)
   Increase in deferred tax assets                                 (7,326)
   Increase in taxes payable                                        1,105
   Decrease in accounts payable and other accrued
     liabilities                                                     (413)
                                                             ------------

    Net cash provided by operating activities                      21,820
                                                             ------------


Cash flows from investing activities:
  Payment for WGGT option                                          (1,000)
  Purchase of fixed assets                                         (5,560)
                                                             ------------

    Net cash used for investing activities                         (6,560)
                                                             ------------


Cash flows from financing activities:
 Payment of principal amounts                                     (14,971)
                                                             ------------

    Net cash used for financing activities                        (14,971)
                                                             ------------

    Net increase in cash and cash equivalents                         289
    Cash and cash equivalents, beginning of year                    3,295
                                                             ------------

    Cash and cash equivalents, end of year                   $      3,584
                                                             ============

  The accompanying notes are an integral part of these financial statements.

Sullivan Broadcasting Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   Basis of Presentation and Summary of Significant Accounting Policies

     On January 4, 1996, all of the outstanding capital stock of Act III Broadcasting (the "Company") was purchased by and the Company was merged with and into A-3 Acquisition, Inc. The Company then changed its name to Sullivan Broadcasting Company, Inc. (Note 11).

     The Company was incorporated in Delaware in 1986 and at December 31, 1995 owned, operated and/or programmed, through its subsidiaries, seven Fox Broadcasting Company ("Fox") affiliated stations, one television station affiliated with the American Broadcasting Companies, Inc. ("ABC"), and two independent television stations that the Company programs under time brokerage agreements throughout the Northeast, Southeast, and Mid-Atlantic states. Television broadcasting is subject to the jurisdiction of the Federal Communications Commission ("FCC") under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, determine the location of the stations, regulate the equipment used by the stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for violation of such regulations.

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

     Trade and Barter Transactions

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

Sullivan Broadcasting Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

     Property and Equipment
     Property and equipment is stated on the basis of cost or estimated fair value at the date of acquisition. Expenditures for renewals and improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to income when incurred. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets which range from 3 to 37 years.

     Intangible Assets
     Intangible assets represent the estimated fair value of both identifiable assets and goodwill resulting from acquisitions. Identifiable intangibles include FCC broadcast licenses, non-competition agreements, favorable leases, accelerated market growth assets and underdeveloped market competition assets and are being amortized on a straight-line basis over periods ranging from 5 to 15 years. Goodwill is being amortized over 40 years using the straight-line method. The Company evaluates the recoverability of its intangible assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related intangible assets may be less than previously anticipated. If the net book value of the related intangible asset exceeds the undiscounted future cash flows of the intangible asset, the carrying value would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. The Company did not recognize any impairment loss for the year ended December 31, 1995.

     Deferred Loan Costs
     Deferred loan costs represent costs incurred in obtaining long-term financing. These costs are expensed as interest over the lives of the related loan using the effective interest method.

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

Sullivan Broadcasting Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

     Supplementary Statement of Operations Information
     Included in operating expenses for the year ended December 31, 1995 were advertising costs of $1,694,000 and music license fees of $548,000.


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

Sullivan Broadcasting Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3.   Long-Term Debt

     Long-term debt consisted of the following:
                                                            December 31,
                                                                1995

     Senior Debt:

     Bank Credit Agreement, $60,000,000 revolving
      credit, commitment reducing year by year, due
      December 31, 2000                                     $  24,000,000

     Series A Senior Notes, interest at 11.34%
      payable semi-annually, principal payable in
      semi-annual installments commencing
      June 30, 1993                                            15,260,000
      Less:  unamortized discount                                (109,000)
                                                            -------------

                                                               15,151,000
                                                            -------------

     Series B Senior Notes, interest at 12.03%
      payable semi-annually, principal payable in
      semi-annual installments commencing
      June 30, 1993                                             2,723,000

     Series C Senior Notes, interest at 12.60%
      payable semi-annually, principal due on
      December 31, 1996                                        13,432,000
      Less:  unamortized discount                                 (61,000)
                                                            -------------

                                                               13,371,000
                                                            -------------

     Series D Senior Notes, interest at 13.31%
      payable semi-annually, principal due on
      December 31, 1996                                         4,368,000

     Senior Acquisition Notes, interest at 12.92%
      payable semi-annually, principal payable
      in semi-annual installments commencing
      June 30, 1993                                             3,363,000
                                                            -------------

                                                               62,976,000

      Less:  current maturities                               (24,078,000)
                                                            -------------

                                                            $  38,898,000
                                                            =============

Sullivan Broadcasting Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                December 31,
                                                    1995
     Subordinated Debt:

     Senior Subordinated Notes, interest
     at 9.625% payable semi-annually,
     principal due December 15, 2003            $100,000,000
                                                ============


     On December 22, 1993, the Company refinanced a substantial portion of its outstanding debt. The Company secured a revolving credit facility (the "Bank Credit Agreement") originally in the amount of $50 million, currently at $57.6 million, to mature on December 31, 2000, and issued $100 million of 9-5/8% Senior Subordinated Notes due December 2003 ("Notes"). With the proceeds from these transactions, the Company repaid $35,000,000 of its Floating Rate Senior Notes, $36,867,000 Series A Senior Notes, $10,054,000 Series B Senior Notes, $8,689,000 Senior Acquisition Notes, $7,568,000 Series A Subordinated Notes and $9,632,000 of its Series B Subordinated Notes. In connection with the issuance of the Notes and Bank Credit Agreement, the Company amended its existing loan agreement (the "Amended Existing Agreement") which extended the maturity of a portion of the Company's existing senior and subordinated debt from its then current maturity of December 31, 1996 to December 31, 1997. Of the $40,615,000 of remaining notes under the Amended Existing Agreement, $15 million is due December 31, 1997. All the notes under the Amended Existing Agreement rank pari passu with the debt issued under the Bank Credit Agreement. Concurrent with the refinancing, the Company redeemed 17.2 shares of 8% Cumulative Redeemable Preferred Stock ("Senior Preferred Stock") at a price of $22,865,000 (see Note 5) and 606,478 shares of Class C Common Stock at a price of $16,557,000 (see Note 6).

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

     The Notes mature on December 15, 2003. Interest on the Notes accrues at the rate of 9-5/8% per annum and will be payable semiannually in arrears on June 15, and December 15. Although the Notes are general unsecured obligations of the Company and are subordinate to all indebtedness, the Notes are guaranteed jointly and severally by each of the Company's subsidiaries.

     As of December 31, 1995, scheduled maturities, including discounts, are summarized as follows:

           1996                                     $  24,145,000
           1997                                        15,000,000
           1998                                                 -
           1999                                         9,000,000
           2000                                        15,000,000
           Thereafter                                 100,000,000
                                                    -------------

                                                    $ 163,145,000
                                                    =============

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

Sullivan Broadcasting Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

4.   Income Taxes

     The Company accounts for income taxes in accordance with Financial Accounting Standards Statement No. 109, "Accounting for Income Taxes" ("FAS 109"), which mandates the liability method for computing deferred income taxes. The provision for income taxes charged to continuing operations was as follows:

                                                 Year ended
                                                December 31,
                                                    1995

     Current tax expense:
        Federal                                 $    373,000
        State                                      1,265,000
                                                ------------

                                                   1,638,000
                                                ------------
      Deferred tax expense (benefit):
        Federal                                   (7,000,000)
        State                                        116,000
                                                ------------

                                                  (6,884,000)
                                                ------------

      Benefit of acquired loss carryforward
        used to reduce goodwill                      484,000
                                                ------------

        Total benefit                           $ (4,762,000)
                                                ============


     Reconciling amounts, stated below as a percentage of pretax income, between the statutory federal income tax rate and the Company's effective tax rate are as follows:

                                                   Year ended
                                                  December 31,
                                                      1995

     U.S. federal statutory rate                       35.0%
      State and local taxes, net                        5.1%
      Amortization of goodwill                          1.3%
      Realized benefit for net operating losses       (27.1)%
      Other                                             0.3%
      Change in valuation allowance                   (41.7)%
                                                  ------------

      Effective tax rate                              (27.1)%
                                                  ============

Sullivan Broadcasting Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     The components of the net deferred tax asset are as follows:

                                                December 31,
                                                    1995

     Property and equipment                     $  (744,000)
     Programming rights                           3,498,000
     Bad debts                                      443,000
     Intangible assets                              745,000
     Music license fees                              12,000
     Net operating loss carryforwards            25,373,000
     Other                                         (944,000)
                                                -----------

                                                 28,383,000

     Less - valuation allowance                 (21,057,000)
                                                -----------

     Net deferred tax asset                     $ 7,326,000
                                                ===========

     At December 31, 1995, the Company had net operating loss carryforwards of approximately $60,303,000 for federal income tax purposes, available to reduce future taxable income. To the extent not used, federal net operating loss carryforwards expire in varying amounts beginning in 2002. In addition, the Company had net operating loss carryforwards of approximately $44,147,000 for state and local income tax purposes in various jurisdictions. Under FAS 109, the Company has recorded valuation allowances against the realization of the federal and state and local tax benefits resulting from net operating losses in the amounts of $16,647,000 at December 31, 1995. In 1995, the valuation allowance decreased by $11,438,000, of this $7,326,000 was a result of the determination by management that it is more likely than not that certain deferred tax assets will be utilized in future periods. The remaining valuation allowances are based on management's estimates and analysis, which include the impact of tax laws which may limit the Company's ability to utilize such loss carryforwards.

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

Sullivan Broadcasting Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     In addition, net operating loss carryforwards acquired through the acquisition of a corporation are also subject to limitations on the amount which may be used in the future. If the acquired net operating loss carryforwards are utilized, the tax benefit will result in an adjustment to the purchase price allocations of the acquired corporation. As a result of the acquisition of Act III Broadcasting of Dayton, Inc. (formerly Meridian Communications Corporation) and Act III Broadcasting of West Virginia, Inc. (formerly West Virginia Telecasting, Inc.) by the Company, federal tax net operating loss carryforwards were acquired. During 1995, the Company utilized approximately $1.4 million of the acquired net operating loss carryforwards with a resulting reduction of approximately $.5 million to goodwill.


5.   8% Cumulative Redeemable Preferred Stock ("Senior Preferred Stock")

     Dividends accrue on the outstanding shares of the Senior Preferred Stock at a rate of 8% per annum of the dividend base. The dividend base is the number of shares outstanding times $1,000,000 per share plus accrued dividends and is adjusted on December 31, of each year for dividends accrued during the year. The accrued dividends converted to shares of Senior Preferred Stock on December 31, 1995, at $1,000,000 per share. All dividends earned subsequent to that date shall be paid, in cash, on each December 31. With the exception of stock dividends on securities that are subordinate to the Senior Preferred Stock, dividends may not be paid on the Class A Common Stock or Class C Common Stock until all accrued dividends relating to the Senior Preferred Stock are paid and there is no outstanding mandatory redemption obligation. Accretion to record the value of the Senior Preferred Stock at its redemption value on its scheduled redemption date is calculated using the effective interest method. Such amounts have been charged to additional paid-in capital in the accompanying financial statements. Holders of the Senior Preferred Stock are entitled to elect one director if any dividends payable are in arrears and unpaid for two consecutive periods or the Company fails to discharge its mandatory redemption obligation and have no voting rights except under certain specified circumstances.

     The Company has estimated the fair value of the Senior Preferred Stock at December 31, 1995 to approximate the carrying value based on the recently negotiated redemption values.

     In connection with the issuance of the Notes and the Bank Credit Agreement, the Company redeemed 17.2 shares of Senior Preferred Stock at a price of $1,000,000 per share plus accrued dividends totaling $22,865,000. The mandatory redemption on the remaining 16.627 shares of Senior Preferred Stock has been extended from December 31, 1996 to December 31, 2004. Beginning January 1, 1994, the dividend on the Senior Preferred Stock increased to 9% from 8%. On January 1, 1997, the dividend rate will increase to 11% per annum. Dividends are payable in cash or in-kind at the Company's option. The Senior Preferred Stock will be redeemable, in whole or in part, at anytime without premium. If the Senior Preferred Stock is outstanding after December 31, 1996, the holders are entitled to a one-time 2% dividend payable at redemption. Beginning January 1, 2000, the Company will issue to the holders of Senior Preferred Stock, warrants to purchase Class C Common Stock every three months.

Sullivan Broadcasting Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Each holder will receive thirty-six and one-half warrants for each share of Senior Preferred Stock owned. Each warrant will entitle the holder to purchase one share of Class C Common Stock at a price of $27,397 per share. A warrant may be exercised with cash or by tendering to the Company Senior Preferred Stock. The warrants expire at the end of each three month period.


6.   Shareholders' Deficit

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

Sullivan Broadcasting Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     The following options were outstanding under the Plan at December 31, 1995:

                                                                        Per
                                                                       Share
                                                                     Exercise
                                                         Number        Price
                                                         ------        -----

         Options outstanding at December 31, 1994            250.0
         Option granted during 1995                           33.0   $ 11,850
                                                      ------------

         Options outstanding at December 31, 1995            283.0
                                                      ============

     No options were exercised during the year ended December 31, 1995. There is no compensation expense associated with the options granted in 1995 as the exercise price approximates the fair value at the date of the grant.


7.   Leases

     The Company has operating lease agreements for land, office space, office equipment and other property which expire on various dates through 2005. Rental expense was $691,000 during the year ended December 31, 1995.

     As of December 31, 1995, minimum required annual payments under noncancellable operating leases are as follows:


     1996                              $    650,000
     1997                                   620,000
     1998                                   594,000
     1999                                   595,000
     2000                                   510,000
     Thereafter                           2,518,000
                                       ------------
                                       $  5,487,000
                                       ============

Sullivan Broadcasting Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

8.   Supplemental Disclosures of Cash Flow Information

     The Company paid interest of $16,862,000 during the year ended December 31, 1995.

     During the year ended December 31, 1995 the programming rights increased $12,913,000, due to the assumption of programming liabilities.

     During the year ended December 31, 1995 the Company paid approximately $995,000 for income taxes.

9.   Commitments and Contingencies

     The Company has executed contracts for programming rights totaling approximately $18,961,000 at December 31, 1995, for which the broadcast period has not begun. Accordingly, the asset and related liability are not recorded at such dates.

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


10.  Related Party Transactions

     The Company has a management agreement with Holdings to reimburse certain salary and operating expenses incurred on behalf of the Company. Operating expenses include reimbursements to Holdings for $6,100 per month representing an allocable share of rent paid by Holdings under its lease. During the year ended December 31, 1995, the Company paid $913,000 in management fees and other charges to Holdings. Such amounts have been included in selling, general and administrative expenses in the Company's consolidated statements of operations.

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


11.  Subsequent Event

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

     The unaudited pro forma combined condensed balance sheet of the Company and A-3 as of December 31, 1995 after giving effect to certain pro forma adjustments is as follows:

     Assets

     Current assets                       $  49,728,000
     Property and equipment, net             44,164,000
     Other assets and intangible assets     649,054,000
                                          -------------

                                          $ 742,946,000
                                          =============

     Liabilities and Shareholders' Equity

     Current liabilities                  $  29,043,000
     Long-term debt                         488,395,000
     Shareholders' equity                   225,508,000
                                          -------------

                                          $ 742,946,000
                                          =============


     The unaudited pro forma combined results of operations of the Company and A-3 for the year ended December 31, 1995 after giving effect to certain pro forma adjustments are as follows:

     Net revenues                         $ 101,082,000
                                          =============

     Net loss                             $ (10,367,000)
                                          =============

                       Report of Independent Accountants



To the Board of Directors and Shareholder of Sullivan Broadcasting Company, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholder's equity and of cash flows present fairly, in all material respects, the financial position of Sullivan Broadcasting Company, Inc. and its subsidiaries (the "Company") at December 31, 1996 and 1997, and the results of their operations and their cash flows for the period from inception (June 2, 1995) through December 31, 1995 and each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Boston, Massachusetts


March 10, 1998

Sullivan Broadcasting Company, Inc. and Subsidiaries
Consolidated Balance Sheet
(dollars in thousands)
--------------------------------------------------------------------------------

                                                                              December 31,
                                                                         1996             1997
Assets
Current assets:
   Cash and cash equivalents                                        $       6,443    $       3,837
   Accounts receivable, net of allowance for doubtful
      accounts of $1,297 and $1,325                                        31,686           34,990
   Current portion of programming rights                                   23,360           22,850
   Current deferred tax asset                                               3,968            3,588
   Prepaid expenses and other current assets                                  733              941
                                                                    --------------   --------------

      Total current assets                                                 66,190           66,206

Property and equipment, net                                                44,454           39,723

Programming rights, net of current portion                                 21,319           23,432

Deferred financing costs, net of accumulated amortization
  of $793 and $1,655                                                       12,292           11,430

Intangible assets, net                                                    591,085          567,209
                                                                    --------------   --------------

      Total assets                                                  $     735,340    $     708,000
                                                                    --------------   --------------



  The accompanying notes are an integral part of these financial statements.

Sullivan Broadcasting Company, Inc. and Subsidiaries
Consolidated Balance Sheet (cont'd)
--------------------------------------------------------------------------------

                                                                        December 31,
                                                                   1996             1997
Liabilities and Shareholder's Equity
Current liabilities:
   Current portion of senior debt                              $     18,583     $     23,562
   Interest payable                                                   4,362            3,882
   Accounts payable                                                   1,925            2,262
   Current portion of programming contracts payable                  24,281           24,944
   Current taxes payable                                              2,910              194
   Accrued expenses                                                   3,650            4,297
   Due to related parties                                             7,080            6,036
                                                               -------------    -------------

      Total current liabilities                                      62,791           65,177

Senior debt, net of current portion                                 195,917          171,820
Borrowings under revolving line of credit                            56,500           59,500
Subordinated debt                                                   125,185          125,185
Programming contracts payable, net of current portion                20,392           22,710
Deferred tax liability and other non-current liabilities             86,705           87,676
                                                               -------------    -------------

      Total liabilities                                             547,490          532,068
                                                               -------------    -------------

Commitments and contingencies (Note 11)                                   -                -

Shareholder's equity:
   Common stock, $.01 par value;
   800,000 shares authorized; 520,105 shares issued and
   outstanding                                                            5                5
   Additional paid-in capital                                       206,797          206,797
   Accumulated deficit                                              (18,952)         (30,870)
                                                               -------------    -------------

      Total shareholder's equity                                    187,850          175,932
                                                               -------------    -------------

      Total liabilities and shareholder's equity               $    735,340     $    708,000
                                                               -------------    -------------

  The accompanying notes are an integral part of these financial statements.

Sullivan Broadcasting Company, Inc. and Subsidiaries
Consolidated Statement of Operations
(dollars in thousands)
--------------------------------------------------------------------------------

                                                                Period from
                                                                 inception
                                                               (June 2, 1995)
                                                                  through                Year ended
                                                                December 31,             December 31,
                                                                   1995            1996               1997

Revenues (excluding barter)                                    $        -      $   129,711     $      144,169
   Less: commissions                                                    -           21,997             24,045
                                                               -----------     ------------    ---------------

Net revenues (excluding barter)                                         -          107,714            120,124
Trade and barter revenues                                               -           14,808             17,650
                                                               -----------     ------------    ---------------

   Total net revenues                                                   -          122,522            137,774

Expenses:
   Operating expenses                                               1,116           15,005             17,301
   Selling, general and administrative                                  -           23,402             27,516
   Amortization of programming rights                                   -           26,673             30,197
   Depreciation and amortization                                        -           48,051             42,220
                                                               -----------     ------------    ---------------

                                                                    1,116          113,131            117,234
                                                               -----------     ------------    ---------------

      Operating (loss) income                                      (1,116)           9,391             20,540

Interest expense, net, including amortization of
  debt discount and deferred loan costs                               169           34,411             35,057
Other expenses (income)                                                 -              131                 (9)
                                                               -----------     ------------    ---------------

Loss before benefit for income taxes                               (1,285)         (25,151)           (14,508)

Income tax benefit                                                    232            7,252              2,590
                                                               -----------     ------------    ---------------

      Net loss                                                 $   (1,053)     $   (17,899)    $      (11,918)
                                                               ===========     ============    ===============



  The accompanying notes are an integral part of these financial statements.

Sullivan Broadcasting Company, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholder's Equity
(dollars in thousands)
--------------------------------------------------------------------------------


                                                                       Additional                        Total
                                                Common Stock            Paid-in       Accumulated     Shareholder's
                                             Shares       Amount        Capital         Deficit          Equity
Issuance of common stock                     520,105    $       5     $      5,196    $         -   $       5,201

Net loss                                           -            -                -         (1,053)         (1,053)
                                        -------------   ----------    -------------   ------------  --------------

Balance at December 31, 1995                 520,105            5            5,196         (1,053)          4,148

Additional investment by shareholder               -            -          201,601              -         201,601

Net loss                                           -            -                -        (17,899)        (17,899)
                                        -------------   ----------    -------------   ------------  --------------

Balance at December 31, 1996                 520,105            5          206,797        (18,952)        187,850

Net loss                                           -            -                -        (11,918)        (11,918)
                                        -------------   ----------    -------------   ------------  --------------

Balance at December 31, 1997                 520,105    $       5     $    206,797    $   (30,870)  $     175,932
                                        =============   ==========    =============   ============  ==============


  The accompanying notes are an integral part of these financial statements.

Sullivan Broadcasting Company, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(dollars in thousands)
--------------------------------------------------------------------------------


                                                                        Period from
                                                                         inception
                                                                      (June 2, 1995)
                                                                          through                        Year ended
                                                                        December 31,                     December 31,
                                                                           1995              1996            1997
Cash flows from operating activities:
   Net loss                                                      $          (1,053)    $    (17,899)   $    (11,918)
   Adjustments to reconcile net loss to net cash (used for)
    provided by operating activities:
      Deferred income taxes                                                   (236)          (8,843)         (5,196)
      Depreciation of property and equipment                                     -            7,865           9,251
      Amortization of intangible assets                                          -           40,186          32,969
      Amortization of programming rights (excluding barter)                      -           12,911          13,198
      Payments for programming rights                                            -           (9,087)        (11,820)
      Amortization of deferred financing costs                                  21              793             862
   Changes in assets and liabilities:
      Increase in accounts receivable                                            -           (2,707)         (3,048)
      Increase in prepaid expenses and other assets                              -             (478)           (131)
      Increase (decrease) in amounts due to related party                      494            5,416          (1,044)
      Increase (decrease) in income taxes payable                                4              (85)         (1,392)
      Increase (decrease) in interest payable                                  356            4,006            (480)
      Increase in accounts payable                                               -              383             337
      Decrease in accrued expenses                                            (149)          (5,291)           (150)
      Decrease in non-current liabilities                                        -                -             (96)
                                                                 ------------------    -------------   -------------

        Net cash (used for) provided by operating activities                  (563)          27,170          21,342
                                                                 ------------------    -------------   -------------

Cash flows from investing activities:
   (Increase) decrease in restricted cash                                 (126,916)         126,916               -
   Acquisition of Act III Broadcasting, Inc., net of cash                                                         -
     acquired (Note 3)                                                           -         (550,045)            751
   Acquisition of WFXV and WPNY (Note 3)                                         -             (792)              -
   Acquisition of WMSN (Note 3)                                                  -          (26,584)              -
   Purchase of CTBC stock (Note 3)                                               -          (26,950)              -
   Payments for purchase options (Note 3)                                        -           (2,800)              -
   Acquisition of Cascom stock                                                   -                -          (4,142)
   Capital expenditures                                                          -           (3,105)         (4,439)
                                                                 ------------------    -------------   -------------

        Net cash used for investing activities                            (126,916)        (483,360)         (7,830)
                                                                 ------------------    -------------   -------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                    5,201                -               -
   Proceeds from senior subordinated debt                                  125,000                -               -
   Proceeds from long-term debt                                                  -          220,000               -
   Proceeds from borrowings under credit facilities                              -           56,500           3,000
   Proceeds from bridge loan                                                 1,300                -               -
   Proceeds from stockholder contribution                                        -          201,601               -
   Repayment of long-term debt                                                   -           (5,500)        (19,118)
   Payment of debt issuance costs                                           (4,022)          (5,572)              -
   Advance buydown of programming rights                                         -           (4,396)              -
                                                                 ------------------    -------------   -------------

        Net cash provided (used for) by financing activities               127,479          462,633         (16,118)
                                                                 ------------------    -------------   -------------

        Net increase (decrease) in cash and cash equivalents                     -            6,443          (2,606)
        Cash and cash equivalents, beginning of period                           -                -           6,443
                                                                 ------------------    -------------   -------------

        Cash and cash equivalents, end of period                 $               -     $      6,443    $      3,837
                                                                 ==================    =============   =============


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

          The Company currently owns, operates and programs, through its subsidiaries, nine Fox Broadcasting Company ("Fox") affiliated stations, one television station affiliated with the American Broadcasting Companies, Inc. ("ABC"), and one independent television station throughout the Northeast, Southeast, and the Mid-Atlantic states. Additionally, the Company programs two independent television stations under local marketing agreements ("LMA") in markets where the Company owns another television station (Note 4). Television broadcasting is subject to the jurisdiction of the Federal Communications Commission ("FCC") under the Communications Act of 1934, as amended, (the "Communications Act"). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other things, to issue, revoke, and modify broadcasting licenses, determine the location of the stations, regulate the equipment used by the stations, adopt regulations to carry out the provision of the Communications Act, and impose penalties for violation of such regulations.


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

          Revenue Recognition
          Advertising revenues are recognized in the period during which the advertising spots are aired. Revenues from other sources are recognized in the period when the services are provided.

          Trade and Barter Transactions
          The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenues from trade transactions are recognized when advertisements are broadcast and services or merchandise received are charged to expense when received or used.

          The Company barters advertising time for certain program material. These transactions are recorded at management's estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received.

Sullivan Broadcasting Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         Concentration of Credit Risk
         Financial instruments which potentially expose the Company to a concentration of credit risk include cash, cash equivalents and accounts receivable. The Company maintains cash in excess of federally insured deposits at several financial institutions at December 31, 1997. The Company does not believe that such deposits are subject to any unusual credit risk beyond the normal credit risk associated with operating its business. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management's expectations.

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

         The Company has estimated the fair value of these programming contracts payable at approximately $49,480,000 as of December 31, 1997 based on future cash flows discounted at the Company's current borrowing rate.

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

         Intangible Assets
         Intangible assets represent the estimated fair value of both identifiable intangible assets and goodwill resulting from acquisitions. Identifiable intangibles include FCC broadcast licenses, network affiliation agreements, non-competition agreements, and favorable leases and are being amortized on a straight-line basis over periods ranging from 5 to 15 years. Goodwill is the excess of the purchase price over the fair value of the net assets acquired, determined through an independent appraisal, and is amortized over 40 years using the straight-line method. The Company evaluates the recoverability of its intangible assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related intangible assets may be less than previously anticipated. If the net book value of the related intangible asset exceeds the undiscounted future cash flows of the intangible asset, the carrying value would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. The Company did not recognize any impairment loss during the years ended December 31, 1996 and 1997.

Sullivan Broadcasting Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         Deferred Financing Costs
         Deferred financing costs represent costs incurred in obtaining long-term financing. These costs are expensed as interest over the life of the related loan, using the effective interest method.

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

         Interest Rate Risk Management
         The Company enters into interest rate swap agreements with commercial banks to mitigate the risk of possible rising interest rates. These agreements are designated as hedges of interest rates, and the differential to be paid or received on interest rate swaps is accrued as an adjustment to interest expense as interest rates change. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements; however, the Company does not anticipate nonperformance by the counterparties.

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


3.       Acquisitions

         In 1996 and 1997, the Company made the acquisitions set forth below, each of which has been accounted for as a purchase. The consolidated financial statements include the operating results of each business from the date of acquisition, except for the Act III Acquisition which includes the operating results of Act III from January 1, 1996 through January 4, 1996 due to the immateriality of the results in relation to the financial statements taken as a whole. Pro forma results of operations related to the other acquisitions made in 1996 and 1997 have not been presented as they are not considered material.

         The Act III Acquisition
         On January 4, 1996, the Company acquired all of the outstanding stock of Act III. The acquisition cost consisted of the following:

          Cash paid to Act III shareholders                     $   359,108,000
          Cash paid to retire debt                                  167,764,000
          Acquisition costs                                          23,173,000
                                                                ----------------

                                                                $   550,045,000
                                                                ----------------

Sullivan Broadcasting Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         The excess of the purchase price over the fair value of the net assets acquired was $208,861,000. In 1997, the Company received $751,000 from the sellers due to the settlement of certain items for which funds were being held in escrow. This amount, net of expenses, was recorded as a reduction of goodwill during the year ended December 31, 1997.

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

         The Cascom Acquisition
         On January 2, 1997, the Company acquired substantially all of the assets of Cascom International, Inc. and related film libraries for $4,038,000 plus fees and expenses of $104,000. The excess of the purchase price over the fair value of the assets acquired was $1,877,000.


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

         Net revenues of $7,121,000 and $11,989,000, respectively, and expenses of $2,818,000, and $3,397,000, respectively, related to the WUXP and WUPN LMAs have been included in the Company's consolidated statement of operations for the years ended December 31, 1996 and 1997. The Company has guaranteed an aggregate amount of debt of $3,850,000 related to WUXP and WUPN as of December 31, 1997.


5.       Property and Equipment

         Property and equipment consists of the following:

                                                Estimated
                                               useful life                   December 31,
                                                 (years)              1996                 1997

          Land                                      -            $     1,385,000      $     1,426,000
          Broadcasting equipment                   3-5                39,978,000           43,845,000
          Buildings and improvements              15-39                6,262,000            6,556,000
          Furniture and other equipment            5-7                 3,070,000            3,724,000
          Construction in progress                  -                  1,624,000            1,288,000
                                                                 ---------------      ---------------

                                                                      52,319,000           56,839,000
          Less: accumulated depreciation
            and amortization                                           7,865,000           17,116,000
                                                                 ---------------      ---------------

                                                                 $    44,454,000      $    39,723,000
                                                                 ===============      ===============

Sullivan Broadcasting Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

6.       Intangible Assets

         Intangible assets consist of the following:

                                                       Amortization
                                                          Period                        December 31,
                                                         (years)                 1996                 1997

          Commercial advertising contracts                  15              $  148,986,000       $  148,986,000
          Goodwill                                          40                 231,607,000          238,621,000
          Affiliation agreements                            10                  98,445,000           98,445,000
          FCC licenses                                      15                  81,297,000           81,297,000
          Canadian cable rights                             10                  59,000,000           59,000,000
          Other intangible assets                          5-15                 11,936,000           14,015,000
                                                                            --------------       --------------

                                                                               631,271,000          640,364,000

          Less: accumulated amortization                                        40,186,000           73,155,000
                                                                            --------------       --------------

                                                                            $  591,085,000       $  567,209,000
                                                                            ==============       ==============


7.      Long-Term Debt

        Long-term debt consists of the following:

                                                                                        December 31,
                                                                                 1996                 1997
          Senior Debt:
             Revolving credit facility                                      $   30,000,000       $    6,000,000

             Acquisition credit facility                                        26,500,000           53,500,000

             Term loan                                                         214,500,000          195,382,000
                                                                            --------------       --------------

                                                                               271,000,000          254,882,000

             Less:  current portion                                             18,583,000           23,562,000
                                                                            --------------       --------------

                                                                            $  252,417,000       $  231,320,000
                                                                            ==============       ==============

Sullivan Broadcasting Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                                        December 31,
                                                                                 1996                 1997

          Subordinated Debt:
             Senior subordinated notes, interest at 10.25%
               payable semi-annually, principal due
               December 15, 2005                                            $  125,000,000       $  125,000,000

             Senior subordinated notes, interest at 9.625%
               payable semi-annually, principal due
               December 31, 2003                                                   185,000              185,000
                                                                            --------------       --------------

                                                                            $  125,185,000       $  125,185,000
                                                                            ==============       ==============

         On January 4, 1996, the Company entered into a Credit Agreement (the "Credit Agreement") to provide a $220,000,000 term loan to finance the Act III Acquisition. The Credit Agreement also provides a revolving credit facility and an acquisition credit facility allowing for borrowings of $30,000,000 and $75,000,000, respectively, through 2003. During 1997, the Company rolled $24,000,000 of borrowings under the revolving credit facility into the acquisition credit facility per the lenders permission as the borrowings were utilized to finance acquisitions. All borrowings under the Credit Agreement bear interest at the lender's base rate plus a percentage determined based upon the Company's most recent quarterly leverage ratio as defined in the Credit Agreement (8.49% at December 31, 1997). The interest is payable quarterly or at other increments if the Company has chosen a LIBOR interest rate for a period greater than 90 days. These borrowings are secured by substantially all of the Company's assets. The term loan is payable in varying quarterly installments beginning in December 1996 through December 2003. The lender may require prepayments of the term loan based upon the meeting of certain cash flow criteria as defined in the Credit Agreement.

         The Credit Agreement requires the Company to enter into interest rate swap agreements for notional amounts of at least 50% of its total outstanding floating rate debt under the Credit Agreement. At
         December 31, 1997, the Company had several interest rate swap agreements. These financial instruments, which are not held for trading purposes, expire from 1998 to 2001. The swap agreements set rates in the range of 5.14% to 5.61%. The notional amount related to these agreements was $200,000,000 at December 31, 1997. The Company has no intentions of terminating these instruments prior to their expiration dates unless it repays a portion of its bank debt in advance of scheduled payments. The Company estimates the fair value of these instruments at December 31, 1997 to be $1,576,000.

Sullivan Broadcasting Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         On December 21, 1995, the Company issued and sold $125,000,000 of 10.25% senior subordinated note (the "Notes") due December 15, 2005 in a public offering, the proceeds of which were used to finance the Act III Acquisition. The Notes are unsecured and are subordinated to all existing and future debt of the Company.

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

         Concurrent with the Act III Acquisition, the Company made a tender offer for $100,000,000 9 5/8% senior subordinated notes (the "9 5/8 Notes") originally issued by Act III. At December 31, 1997, $185,000 of the 9 5/8 Notes were still outstanding.

         The Credit Agreement and Notes contain covenants which, among other restrictions, require the Company to comply with certain financial ratios and provisions and limit the Company's ability to incur additional indebtedness and pay dividends. The Company was in compliance with all covenants as of December 31, 1997.

         The Company has estimated the fair value of long-term debt at December 31, 1996 and 1997 to approximate the carrying value. The fair value was estimated by discounting the future cash flows of loans with similar terms and remaining maturities at the Company's current borrowing rate.

         As of December 31, 1997, scheduled maturities are summarized as follows:

          1998                                        $  23,562,000
          1999                                           31,513,000
          2000                                           42,017,000
          2001                                           42,963,000
          2002                                           42,963,000
          Thereafter                                    197,049,000
                                                      -------------

                                                      $ 380,067,000
                                                      =============

Sullivan Broadcasting Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

8.       Income Taxes

           The income tax benefit consists of the following:

                                                 Period from
                                                  inception
                                               (June 2, 1995)
                                                   through                     Year ended
                                                December 31,                   December 31,
                                                    1995                 1996                 1997
          Current tax expense:
          Federal                            $                  -   $               -   $          166,000
          State                                             4,000           1,591,000            2,440,000
                                             --------------------   -----------------   ------------------

                                                            4,000           1,591,000            2,606,000

          Deferred tax benefit:
          Federal                            $           (219,000)  $      (6,223,000)   $      (3,180,000)
          State                                           (17,000)         (2,620,000)          (2,016,000)
                                             --------------------   -----------------   ------------------

                                                         (236,000)         (8,843,000)          (5,196,000)
                                             --------------------   -----------------   ------------------

          Net income tax benefit             $           (232,000)  $      (7,252,000)  $       (2,590,000)
                                             ====================   =================   ==================

         Reconciling amounts, stated below as a percentage of pretax income, between the statutory federal income tax rate and the Company's effective tax rate are as follows:

                                                       Period from
                                                        inception
                                                     (June 2, 1995)
                                                         through                     Year ended
                                                       December 31,                  December 31,
                                                           1995                 1996             1997
          U.S. federal statutory rate                             35.00 %           35.00 %           35.00 %
          State and local taxes, net                               1.50              4.09             (2.90)
          Amortization of goodwill                                  -              (10.25)           (14.67)
          Change in valuation allowance                          (18.40)              -                 -
                                                    -------------------   ---------------   ---------------

          Effective tax rate                                      18.10 %           28.84 %           17.43 %
                                                    ===================   ===============   ===============

Sullivan Broadcasting Company, Inc. and Subdidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


         The components of the net deferred tax liability at December 31, 1996 and 1997, are as follows:


                                                                       December 31,
                                                                1996                1997
          Property and equipment                        $     (9,699,000)    $     (7,624,000)
          Programming rights                                     770,000              239,000
          Bad debts                                            1,739,000            1,885,000
          Intangible assets                                 (131,965,000)        (119,855,000)
          Net operating loss carryforwards                    58,763,000           40,530,000
          Other assets                                         2,649,000            2,879,000
          Other                                               (4,861,000)          (2,095,000)
                                                        ----------------     ----------------

          Net deferred tax liability                    $    (82,604,000)    $    (84,041,000)
                                                        ================     ================

         At December 31, 1997, the Company had net operating loss and charitable contribution carryforwards of approximately $99,863,000 and $10,000,000, respectively, for federal income tax purposes, available to reduce future taxable income. To the extent not used, federal net operating loss carryforwards expire in varying amounts beginning in 2003. In addition, the Company had net operating loss carryforwards of approximately $31,590,000 for state and local income tax purposes in various jurisdictions.

         A corporation that undergoes a "change of ownership" pursuant to
         Section 382 of the Internal Revenue Code is subject to limitations on the amount of its net operating loss carryforwards which may be used in the future. An ownership change occurred on January 4, 1996. The annual limitation on the use of the net operating loss is $10,050,000. The Company estimates the limitation on the net operating loss will not have a material adverse impact on the Company's consolidated financial position or results of operation. No assurance can be given that an ownership change will not occur as a result of other transactions entered into by the Company, or by certain other parties over which the Company has no control. If a "change in ownership" for income tax purposes occurs, the Company's ability to use "pre-change losses" could be postponed or reduced, possibly resulting in accelerated or additional tax payments which, with respect to tax periods beyond 1997, could have a material adverse impact on the Company's consolidated financial position or results of operations.

         In 1996, the tax benefit related to the repurchase of stock options of approximately $3,850,000 was recorded as a reduction of goodwill. In 1997, an adjustment of approximately $4,487,000 was made to goodwill resulting from a change in management's estimate of the ultimate tax benefit of acquired assets, liabilities and carryforwards related to the Act III Acquisition.

Sullivan Broadcasting Company, Inc. and Subidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

9.       Shareholder's Equity

         On August 31, 1995, Holdings made an initial investment in the Company of $100 to acquire 10 shares of the Company's common stock. On December 21, 1995 concurrent with the issuances of the Notes (Note 7), Holdings made a second investment in the Company of $5,201,000 to acquire an additional 520,095 shares of the Company's common stock. Concurrent with the Act III Acquisition, Holdings made an additional investment in the Company of $201,601,000.


10.      Supplemental Disclosures of Cash Flow Information

         The Company paid interest of $33,828,000 and $34,666,000 during the years ended December 31, 1996 and 1997, respectively.

         During the years ended December 31, 1996 and 1997, the programming rights increased $44,679,000 and $31,850,000, respectively due to the assumption of programming liabilities.

         During the years ended December 31, 1996 and 1997, the Company paid approximately $1,749,000 and $3,400,000, respectively for income taxes.


11.      Commitments and Contingencies

         Leases
         The Company has operating lease agreements for land, office space, office equipment and other property which expire on various dates through 2005. Rental expense was $750,000 and $884,000 during the years ended December 31, 1996 and 1997, respectively. As of December 31, 1997, minimum required annual payments under noncancellable operating leases are as follows:

               1998                                        $        978,000
               1999                                                 968,000
               2000                                                 984,000
               2001                                                 836,000
               2002                                                 715,000
          Thereafter                                              1,230,000
                                                           -----------------

                                                           $      5,711,000
                                                           =================

Sullivan Broadcasting Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         Programming Contracts
         Programming contracts acquired under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. In addition to the programming contracts payable at December 31, 1997, the Company has $17,575,000 of commitments to acquire programming rights for which the license period has not commenced and, accordingly, for which no asset or liability has been recorded. Future minimum payments arising from such commitments outstanding at December 31, 1997, excluding $18,976,000 of barter commitments, are as follows:

               1998                                        $    14,798,000
               1999                                             11,437,000
               2000                                              9,351,000
               2001                                              5,868,000
               2002                                              3,632,000
               Thereafter                                        1,167,000
                                                           ----------------

                                                           $    46,253,000
                                                           ================


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


12.      Related Party Transactions

         Operating expenses include reimbursements to ABRY Partners, Inc. ("ABRY"), an entity related through common ownership, for the Company's allocable share of rent paid by ABRY for the Company. These expenses approximated $73,000 and $106,000 for the years ended December 31, 1996 and 1997, respectively, and are included in selling, general and administrative expenses in the Company's consolidated statement of operations.

         The Company charges a management fee to Holdings. Management fees approximated $252,000 and $265,000 for the years ended December 31, 1996 and 1997, respectively, and are included as a reduction in selling, general and administrative expenses in the Company's consolidated statement of operations.

Sullivan Broadcasting Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

13.      Subsequent Event

         On February 23, 1998, Holdings entered into a Plan of Merger (the "Merger"). Under the terms of the Merger, 100% of the issued and outstanding common stock of Holdings will be acquired by means of a merger. The Merger is subject to approval of the FCC and is expected to close prior to August 1998.

Sullivan Broadcasting Company, Inc.
Sullivan Broadcast Holdings, Inc.
Valuation and Qualifying Accounts                                  Schedule II
(in Thousands)
--------------------------------------------------------------------------------

                                               Charged to
                                  Beginning    Costs and               Ending
                                  Balanace     Expenses    Deductions  Balance
                                  ---------    ----------  ----------  -------

Year Ended December 31, 1995:(a)
 Allowance for Doubtful Accounts   1,482,000      404,000   (903,000)    983,000

Year Ended December 31, 1996:(a)
 Allowance for Doubtful Accounts     983,000      876,000   (562,000)  1,297,000

Year Ended December 31, 1997:(a)
 Allowance for Doubtful Accounts   1,297,000      892,000   (864,000)  1,325,000

                       Report of Independent Accountants


To the Board of Directors and Shareholders of Sullivan Broadcast Holdings, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Sullivan Broadcast Holdings, Inc. and its subsidiaries (the "Company") at December 31, 1996 and 1997, and the results of their operations and their cash flows for the period from inception (June 2, 1995) through December 31, 1995 and each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Boston, Massachusetts

March 10, 1998

Sullivan Broadcast Holdings, Inc. and Subsidiaries
Consolidated Balance Sheet
(dollars in thousands)
--------------------------------------------------------------------------------

                                                                                     December 31,
                                                                                1996             1997
Assets
Current assets:
   Cash and cash equivalents                                               $     6,469      $     3,840
   Accounts receivable, net of allowance for doubtful accounts
     of $1,297 and $1,325                                                       31,686           34,990
   Current portion of programming rights                                        23,360           22,850
   Current deferred tax asset                                                    4,535            4,310
   Prepaid expenses and other current assets                                       733              941
                                                                           ------------     ------------
      Total current assets                                                      66,783           66,931

Property and equipment, net                                                     44,454           39,723

Programming rights, net of current portion                                      21,319           23,432

Deferred financing costs, net of accumulated amortization of
  $1,238 and $2,120                                                             14,016           13,134

Intangible assets, net                                                         590,972          567,096
                                                                           ------------     ------------
      Total assets                                                         $   737,544      $   710,316
                                                                           ============     ============


  The accompanying notes are an integral part of these financial statements.

Sullivan Broadcast Holdings, Inc. and Subsidiaries
Consolidated Balance Sheet (continued)
(dollars in thousands)
--------------------------------------------------------------------------------

                                                                                              December 31,
                                                                                          1996             1997
Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of senior debt                                                   $     18,583     $     23,562
   Interest payable                                                                        4,362            3,882
   Accounts payable                                                                        1,925            2,262
   Current portion of programming contracts payable                                       24,281           24,944
   Income taxes payable                                                                    2,865              195
   Accrued expenses                                                                        3,771            4,367
                                                                                    -------------    -------------
      Total current liabilities                                                           55,787           59,212

Senior debt, net of current portion                                                      195,917          171,820
Borrowings under revolving lines of credit                                                56,500           59,500
Subordinated debt                                                                        155,326          155,508
Interest payable                                                                           4,942           10,394
Programming contracts payable, net of current portion                                     20,392           22,710
Deferred tax liability and other non-current liabilities                                  84,124           82,132
                                                                                    -------------    -------------
      Total liabilities                                                                  572,988          561,276
                                                                                    -------------    -------------
15% Mandatorily redeemable cumulative preferred stock,
  non-voting, $.001 par value; 1,500,000 shares authorized;
  1,150,000 shares issued and outstanding                                                111,483          133,185
                                                                                    -------------    -------------
Commitments and contingencies (Note 11)                                                        -                -

Shareholders' equity:
   Class B-1 common stock, $.001 par value; 5,000,000 shares authorized;
      1,204,077 and 1,201,577 shares issued
      and outstanding at December 31, 1996 and 1997, respectively                              1                1
   Class B-2 common stock; $.001 par value; 7,000,000
      shares authorized; 6,158,211 shares issued
      and outstanding at December 31, 1996 and 1997                                            6                6
   Class C common stock, $.001 par value; 2,000,000
      shares authorized; 896,229 and 853,854 shares issued and
      outstanding at December 31, 1996 and 1997, respectively                                  1                1
   Additional paid-in capital                                                             76,861           55,117
   Accumulated deficit                                                                   (23,796)         (39,270)
                                                                                    -------------    -------------
      Total shareholders' equity                                                          53,073           15,855
                                                                                    -------------    -------------
      Total liabilities and shareholders' equity                                    $    737,544     $    710,316
                                                                                    =============    =============

  The accompanying notes are an integral part of these financial statements.

Sullivan Broadcast Holdings, Inc. and Subsidiaries
Consolidated Statement of Operations
(dollars in thousands)
--------------------------------------------------------------------------------

                                                                    Period from
                                                                     inception
                                                                   (June 2, 1995)
                                                                       through                  Year ended
                                                                     December 31,              December 31,
                                                                        1995              1996            1997
Revenues (excluding barter)                                       $             -   $      129,711   $      144,169
  Less:  commissions                                                            -           21,997           24,045
                                                                  ----------------  ---------------  ---------------
Net revenues (excluding barter)                                                 -          107,714          120,124
Trade and barter revenues                                                       -           14,808           17,650
                                                                  ----------------  ---------------  ---------------
   Total net revenues                                                           -          122,522          137,774
                                                                  ----------------  ---------------  ---------------
Expenses:
   Operating expenses                                                       1,601           15,005           17,301
   Selling, general and administrative                                          -           23,921           28,319
   Amortization of programming rights                                           -           26,673           30,197
   Depreciation and amortization                                                -           48,051           42,220
                                                                  ----------------  ---------------  ---------------
                                                                            1,601          113,650          118,037
                                                                  ----------------  ---------------  ---------------
          Operating (loss) income                                          (1,601)           8,872           19,737

Interest expense, net, including amortization of debt
   discount and deferred loan costs                                           258           41,187           40,711
Other expenses (income)                                                         -              131             (12)
                                                                  ----------------  ---------------  ---------------
Loss before income taxes                                                   (1,859)         (32,446)         (20,962)

Income tax benefit                                                            335           10,174            5,488
                                                                  ----------------  ---------------  ---------------
      Net loss                                                    $        (1,524)  $      (22,272)  $      (15,474)
                                                                  ================  ===============  ===============


  The accompanying notes are an integral part of these financial statements.

Sullivan Broadcast Holdings, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
(dollars in thousands)
--------------------------------------------------------------------------------

                                                   Class B-1                 Class B-2                   Class C
                                                 common stock              common stock              common stock
                                            Shares       Amount       Shares       Amount       Shares       Amount
Issuance of Class B-1 common stock          560,000      $   1              -      $   -             -       $   -

Issuance of Class B-2 common stock                -          -        697,243          1             -           -

Net loss                                          -          -              -          -             -           -
                                         -----------     ------    -----------     ------   -----------      ------
Balance at December 31, 1995                560,000          1        697,243          1             -           -

Issuance of Class B-1 common stock          651,577          -              -          -             -           -

Repurchase of Class B-1 common stock         (7,500)         -              -          -             -           -

Issuance of Class B-2 common stock                -          -      5,460,968          5             -           -

Issuance of Class C common stock                  -          -              -          -       990,979           1

Repurchase of Class C common stock                -          -              -          -       (94,750)          -

Issuance of common stock purchase
warrants                                          -          -              -          -             -           -

Accretion of preferred stock                      -          -              -          -             -           -

Net loss                                          -          -              -          -             -           -
                                         -----------     ------    -----------     ------   -----------      ------
Balance at December 31, 1996              1,204,077          1      6,158,211          6       896,229           1

Repurchase of Class B-1 common stock         (2,500)         -              -          -             -           -

Issuance of Class C common stock                  -          -              -          -         5,000           -

Repurchase of Class C common stock                -          -              -          -       (47,375)          -

Accretion of preferred stock                      -          -              -          -             -           -

Net loss                                          -          -              -          -             -           -
                                         -----------     ------    -----------     ------   -----------      ------
Balance at December 31, 1997              1,201,577      $   1      6,158,211      $   6       853,854       $   1
                                         ===========     ======    ===========     ======   ===========      ======

                                            Additional                        Total
                                             paid-in       Accumulated     shareholders'
                                             capital        deficit          equity
Issuance of Class B-1 common stock         $    5,599      $       -    $      5,600

Issuance of Class B-2 common stock              6,971              -           6,972

Net loss                                            -         (1,524)         (1,524)
                                           -----------   ------------   -------------
Balance at December 31, 1995                   12,570         (1,524)         11,048

Issuance of Class B-1 common stock              6,515              -           6,515

Repurchase of Class B-1 common stock              (75)             -             (75)

Issuance of Class B-2 common stock             54,605              -          54,610

Issuance of Class C common stock                  566              -             567

Repurchase of Class C common stock                (54)             -            (54)

Issuance of common stock purchase
warrants                                       24,063              -          24,063

Accretion of preferred stock                  (21,329)             -         (21,329)

Net loss                                            -        (22,272)        (22,272)
                                           -----------   ------------   -------------
Balance at December 31, 1996                   76,861        (23,796)         53,073

Repurchase of Class B-1 common stock              (25)             -             (25)

Issuance of Class C common stock                   10              -              10

Repurchase of Class C common stock                (27)             -             (27)

Accretion of preferred stock                  (21,702)             -         (21,702)

Net loss                                            -        (15,474)        (15,474)
                                           -----------   ------------   -------------
Balance at December 31, 1997               $   55,117    $   (39,270)   $     15,855
                                           ===========   ============   =============

   The accompanying notes are an integral part of these financial statements.

Sullivan Broadcast Holdings, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(dollars in thousands)
--------------------------------------------------------------------------------

                                                                              Period from
                                                                               inception
                                                                               (June 2,
                                                                                 1995)
                                                                                through             Year ended
                                                                              December 31,          December 31,
                                                                                 1995           1996           1997
Cash flows from operating activities:
   Net loss                                                                  $     ( 1,524)  $   (22,272)  $   (15,474)
   Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
      Deferred income taxes                                                           (349)      (11,767)       (8,332)
      Depreciation of property and equipment                                             -         7,865         9,251
      Amortization of intangible assets                                                  -        40,186        32,969
      Amortization of programming rights (excluding barter)                              -        12,911        13,198
      Payments for programming rights                                                    -        (9,087)      (11,820)
      Amortization of deferred financing costs and debt discount                        38         2,765         1,064
   Changes in assets and liabilities:
      Increase in accounts receivable                                                    -        (2,707)       (3,048)
      Increase in prepaid expenses and other assets                                      -          (477)         (131)
      Increase (decrease) in amounts due to related party                            1,547        (2,717)            -
      Increase (decrease) in income taxes payable                                       14          (179)       (1,328)
      Increase in interest payable                                                     485         8,819         4,972
      Increase in deferred debt issuance costs                                      (6,647)            -             -
      Increase in accounts payable                                                       -           383           337
      Increase (decrease) in accrued expenses                                        5,163        (7,060)         (201)
      Decrease in non-current liabilities                                                -             -           (96)
                                                                             --------------  ------------  ------------

        Net cash (used for) provided by operating activities                        (1,273)       16,663        21,361
                                                                             --------------  ------------  ------------

Cash flows from investing activities:
   (Increase) decrease in restricted cash                                         (162,599)      162,599             -
   Acquisition of Act III Broadcasting, Inc., net of cash acquired                       -      (550,045)          751
   Acquisition of WFXV and WPNY (Note 3)                                                 -          (792)            -
   Acquisition of WMSN (Note 3)                                                          -       (26,584)            -
   Purchase of CTBC stock (Note 3)                                                       -       (26,950)            -
   Payments for purchase options                                                         -        (2,800)            -
   Acquisition of Cascom stock (Note 3)                                                  -             -        (4,142)
   Capital expenditures                                                                  -        (3,105)       (4,439)
                                                                             --------------  ------------  ------------

      Net cash used for investing activities                                      (162,599)     (447,677)       (7,830)
                                                                             --------------  ------------  ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                            6,972        61,692            10
   Proceeds from issuance of subordinated debt                                     125,000             -             -
   Proceeds from issuance of long-term debt                                              -       220,000             -
   Proceeds from borrowings under credit facilities                                      -        56,500         3,000
   Proceeds from bridge loan                                                         1,300             -             -
   Proceeds from issuance of preferred stock                                             -       115,000             -
   Proceeds from issuance of senior accrual debentures                              35,000             -             -
   Repayment of long-term debt                                                           -        (5,500)      (19,118)
   Repurchase of common stock                                                            -          (129)          (52)
   Debt and preferred stock issuance costs                                          (4,400)       (5,684)            -
   Advance buydown of programming rights                                                 -        (4,396)            -
                                                                             --------------  ------------  ------------

      Net cash provided by (used for) financing activities                         163,872       437,483       (16,160)
                                                                             --------------  ------------  ------------

      Net increase (decrease) in cash and cash equivalents                               -         6,469        (2,629)

      Cash and cash equivalents, beginning of period                                     -             -         6,469
                                                                             --------------  ------------  ------------

      Cash and cash equivalents, end of period                               $           -   $     6,469   $     3,840
                                                                             ==============  ============  ============


   The accompanying notes are an integral part of these financial statements.

Sullivan Broadcast Holdings, Inc. and Subsidiaries
Notes to Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

1.   Organization and Business Operations

     A-3 Holdings Inc. ("Holdings" or the "Company") was incorporated on June 2, 1995 in the State of Delaware for the sole purpose of acquiring 100% of the outstanding capital stock of Act III Broadcasting, Inc. ("Act III"), through its wholly owned subsidiary A-3 Acquisition, Inc. ("A-3"), under a purchase agreement dated June 19, 1995. The purchase of Act III was consummated on January 4, 1996 (the "Act III Acquisition"), at which time A-3 merged with and into Act III and changed its name to Sullivan Broadcasting Company, Inc. ("SBC") (Note 3).

     The Company currently owns, operates and programs, through its subsidiaries, nine Fox Broadcasting Company ("Fox") affiliated television stations, one television station affiliated with the American Broadcasting Companies, Inc. ("ABC"), and one independent television station throughout the Northeast, Southeast, and the Mid-Atlantic states. The Company programs two independent television stations under local marketing agreements ("LMA") in markets where the Company owns another television station (Note
     4). Television broadcasting is subject to the jurisdiction of the Federal Communications Commission ("FCC") under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other things, to issue, revoke, and modify broadcasting licenses, determine the location of the stations, regulate the equipment used by the stations, adopt regulations to carry out the provision of the Communications Act, and impose penalties for violation of such regulations.


2.   Summary of Significant Accounting Policies

     Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

     Revenue Recognition
     Advertising revenues are recognized in the period during which the advertising spots are aired. Revenues from other sources are recognized in the period when the services are provided.

     Trade and Barter Transactions
     The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenues from trade transactions are recognized when advertisements are broadcast and services or merchandise received are charged to expense when received or used.

     The Company barters advertising time for certain program material. These transactions are recorded at management's estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received.

Sullivan Broadcast Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Concentration of Credit Risk
     Financial instruments which potentially expose the Company to a concentration of credit risk include cash, cash equivalents and accounts receivable. The Company maintains cash in excess of federally insured deposits at several financial institutions at December 31, 1997. The Company does not believe that such deposits are subject to any unusual credit risk beyond the normal credit risk associated with operating its business. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management's expectations.

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

     The Company has estimated the fair value of these programming contracts payable at approximately $49,480,000 as of December 31, 1997 based on future cash flows discounted at the Company's current borrowing rate.

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

     Intangible Assets
     Intangible assets represent the estimated fair value of both identifiable intangible assets and goodwill resulting from acquisitions. Identifiable intangibles include FCC broadcast licenses, network affiliation agreements, non-competition agreements, and favorable leases and are being amortized on a straight-line basis over periods ranging from 5 to 15 years. Goodwill is the excess of the purchase price over the fair value of the net assets acquired, determined through an independent appraisal, and is amortized over 40 years using the straight-line method. The Company evaluates the recoverability of its intangible assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related intangible assets may be less than previously anticipated. If the net book value of the related intangible asset exceeds the undiscounted future cash flows of the intangible asset, the carrying value would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. The Company did not recognize any impairment loss during the years ended December 31, 1996 and 1997.

Sullivan Broadcast Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Deferred Financing Costs
     Deferred financing costs represent costs incurred in obtaining long-term financing. These costs are expensed as interest over the lives of the related loans, using the effective interest method.

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

     Interest Rate Risk Management
     The Company enters into interest rate swap agreements with commercial banks to mitigate the risk of possible rising interest rates. These agreements are designated as hedges of interest rates, and the differential to be paid or received on interest rate swaps is accrued as an adjustment to interest expense as interest rates change. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements; however, the Company does not anticipate nonperformance by the counterparties.

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


3.   Acquisitions

     In 1996 and 1997, the Company made the acquisitions set forth below, each of which has been accounted for as a purchase. The consolidated financial statements include the operating results of each business from the date of acquisition, except for the Act III Acquisition which includes the operating results of Act III from January 1, 1996 through January 4, 1996 due to the immateriality of the results in relation to the financial statements taken as a whole. Pro forma results of operations of the other acquisitions made in 1996 and 1997 are not considered material.

Sullivan Broadcast Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     The Act III Acquisition
     On January 4, 1996, the Company acquired all of the outstanding stock of Act III. The acquisition cost consisted of the following:

      Cash paid to Act III shareholders              $  359,108,000
      Cash paid to retire debt                          167,764,000
      Acquisition costs                                  23,173,000
                                                     ---------------

                                                     $  550,045,000
                                                     ---------------

     The excess of the purchase price over the fair value of the net assets acquired was $208,861,000. In 1997, the Company received $751,000 from the sellers due to the settlement of certain items for which funds were being held in escrow. This amount, net of expenses, was recorded as a reduction of goodwill during the year ended December 31, 1997.

     The Utica Acquisition
     On February 7, 1996, the Company executed an asset purchase agreement to acquire certain assets of Mohawk Valley Broadcasting, Inc. ("Mohawk") and Acme T. V. Corporation ("Acme"), the owners and operators of WFXV and WPNY in Utica, New York, for a total purchase price of $400,000. In addition, the Company paid $2,600,000 for the option to purchase the remaining assets of Mohawk and Acme pending FCC approval for $250,000 and simultaneously entered into a LMA with Mohawk and Acme (Note 4). On June 24, 1996, the FCC granted approval for the Company to purchase the remaining assets at which time the LMA with Mohawk and Acme was terminated and the remaining assets were purchased. The Company allocated the total cost of $3,250,000 plus fees and expenses of $142,000 to the net assets acquired. The excess of the purchase price over the fair value of the net assets acquired was $1,322,000.

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

Sullivan Broadcast Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     The Cascom Acquisition
     On January 2, 1997, the Company acquired substantially all of the assets of Cascom International, Inc. and related film libraries for $4,038,000 plus fees and expenses of $104,000. The excess of the purchase price over the fair value of the net asset acquired was $1,877,000.


4.   Local Marketing Agreements

     As part of the Act III Acquisition, the Company was assigned Act III's right, title and interest in a LMA with Guilford Telecasters, Inc. ("Guilford"), owner of WUPN (formerly WGGT), an independent television station in Greensboro, North Carolina (the "WUPN LMA"). Under the WUPN LMA, the Company sells and collects the advertising revenues of WUPN, programs WUPN, and reimburses Guilford for operating expenses. In connection with the Act III Acquisition, the Company also acquired Act III's right, title and interest in a prepayment made under the WUPN LMA, which released the Company from the quarterly payments based on the cash flows of WUPN which were initially required under the WUPN LMA. In July 1996, Guilford sold the assets of WUPN to Mission Broadcasting II, Inc. ("Mission II") and assigned their right, title and interest in the WUPN LMA to Mission II under substantially similar terms.

     On July 12, 1996, the Company entered into an LMA with Mission Broadcasting I, Inc. ("Mission I"), owner of WUXP (formerly WXMT), an independent station in Nashville, Tennessee (the "WUXP LMA"). Under the terms of the WUXP LMA, the Company sells and collects the advertising revenues of WUXP and reimburses Mission I for operating expenses and debt service requirements.

     Net revenues of $7,121,000 and $11,989,000, respectively, and expenses of $2,818,000, and $3,397,000, respectively, related to the WUXP and WUPN LMAs have been included in the Company's consolidated statement of operations for the years ended December 31, 1996 and 1997. The Company has guaranteed an aggregate amount of debt of $3,850,000 related to WUXP and WUPN as of December 31, 1997.

Sullivan Broadcast Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

5.   Property and Equipment

     Property and equipment consists of the following:

                                                    Estimated
                                                   useful life                December 31,
                                                    (years)             1996                1997
        Land                                          -           $    1,385,000      $    1,426,000
        Buildings and improvements                   15-39             6,262,000           6,556,000
        Broadcasting equipment                        3-5             39,978,000          43,845,000
        Furniture and other equipment                 5-7              3,070,000           3,724,000
        Construction in progress                      -                1,624,000           1,288,000
                                                                  ---------------     ---------------

                                                                      52,319,000          56,839,000
          Less: accumulated depreciation
            and amortization                                           7,865,000          17,116,000
                                                                  ---------------     ---------------

                                                                  $   44,454,000      $   39,723,000
                                                                  ===============     ===============

6.   Intangible Assets

     Intangible assets consists of the following:

                                                Amortization
                                                   period                     December 31,
                                                   (years)              1996                1997
        Commercial advertising contracts             15           $  148,986,000       $  148,986,000
        Goodwill                                     40              231,494,000          238,508,000
        Affiliation agreements                       10               98,445,000           98,445,000
        FCC licenses                                 15               81,297,000           81,297,000
        Canadian cable rights                        10               59,000,000           59,000,000
        Other intangible assets                     5-15              11,936,000           14,015,000
                                                                  ---------------      ---------------

                                                                     631,158,000          640,251,000

          Less: accumulated amortization                              40,186,000           73,155,000
                                                                  ---------------      ---------------
                                                                  $  590,972,000       $  567,096,000
                                                                  ===============      ===============

Sullivan Broadcast Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7.   Long-Term Debt

     Long term debt consists of the following:

                                                                            December 31,
                                                                     1996                 1997
        Senior Debt:

             Revolving credit facility                         $    30,000,000      $     6,000,000

             Acquisition credit facility                            26,500,000           53,500,000

             Term loan                                             214,500,000          195,382,000
                                                               ----------------     ----------------

                                                                   271,000,000          254,882,000

             Less:  current portion                                 18,583,000           23,562,000
                                                               ----------------     ----------------

                                                               $   252,417,000      $   231,320,000
                                                               ================     ================

                                                                            December 31,
                                                                     1996                 1997
        Subordinated Debt:

          Senior accrual debentures, interest at
            13.25% compounded semi-annually
            payable on June 15, 2001 and payable
            semi-annual thereafter, principal due
            December 15, 2005                                  $    35,000,000      $    35,000,000

          Less:  unamortized discount                               (4,859,000)          (4,677,000)
                                                               ----------------     ----------------

                                                                    30,141,000           30,323,000
          Senior subordinated notes, interest at
            10.25% payable semi-annually,
            principal due December 15, 2005                        125,000,000          125,000,000

          Senior subordinated notes, interest at 9.625%
             payable semi-annually, principal due
             December 31, 2003                                         185,000              185,000
                                                               ----------------     ----------------

                                                               $   155,326,000      $   155,508,000
                                                               ================     ================

Sullivan Broadcast Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     On January 4, 1996, the Company entered into a Credit Agreement (the "Credit Agreement") to provide a $220,000,000 term loan to finance the Act III Acquisition. The Credit Agreement also provides for a revolving credit facility and an acquisition credit facility allowing for borrowings of $30,000,000 and $75,000,000, respectively, through 2003. During 1997, the
     Company rolled $24,000,000 of borrowings under the revolving credit facility into the acquisition credit facility per the lenders permission as the borrowings were utilized to finance acquisitions. All borrowings under the Credit Agreement bear interest at the lender's base rate plus a percentage determined based upon the Company's most recent quarterly leverage ratio as defined in the Credit Agreement (8.49% at December 31, 1997). The interest is payable quarterly or at other increments if the Company has chosen a LIBOR interest rate for a period greater than 90 days. These borrowings are secured by substantially all of the Company's assets. The term loan is payable in varying quarterly installments beginning in December 1996 through December 2003. The lender may require prepayments based upon the meeting of certain cash flow criteria as defined in the Credit Agreement.

     The Credit Agreement requires the Company to enter into interest rate swap agreements for notional amounts of at least 50% of its total outstanding floating rate debt under the Credit Agreement. At December 31, 1997, the Company had several interest rate swap agreements. These financial instruments, which are not held for trading purposes, expire from 1998 to 2001. The swap agreements set rates in the range of 5.14% to 5.61%. The notional amount related to these agreements was $200,000,000 at December 31, 1997. The Company has no intentions of terminating these instruments prior to their expiration dates unless it repays a portion of its bank debt in advance of scheduled payments. The Company estimates the fair value of these instruments at December 31, 1997 to be $1,576,000.

     On December 21, 1995, the Company issued and sold 35,000 units through a public offering consisting in the aggregate of $35,000,000 in principal amount of 13.25% senior accrual debentures (the "Debentures") due in 2006 and 560,000 shares of Holdings Class B-1 common stock, the proceeds of which were used to finance the acquisition of Act III. An estimated value of $5,600,000 was assigned to the shares of Class B-1 common stock resulting in a discount of the same amount on the Debentures. This discount is being amortized through charges to interest expense over the life of the Debentures using the effective interest method.

     Interest on the Debentures for the period of issuance until June 15, 2001 will accrue at the stated interest rate, compounded on a semi-annual basis, and will be payable in cash on that date in an aggregate amount of $35,879,000. Thereafter, interest on the Debentures will accrue at the stated rate and will be payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2001. The Company is required to redeem $2,772,000 in aggregated principal of the Debentures on June 15, 2001.

     On December 21, 1995, the Company issued and sold $125,000,000 of 10.25% senior subordinated notes (the "Notes") due on December 15, 2005 in a public offering, the proceeds of which were used to finance the Act III Acquisition. The Notes are unsecured and are subordinated to all existing and future debt of the Company.

Sullivan Broadcast Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

       Interest on the Notes is payable semi-annually on June 15 and December 15 of each year, commencing June 15, 1996. The Notes are subject to redemption on or after December 15, 2000 at the option of the Company at redemption prices specified in the debt agreement. In addition, on or prior to December 15, 1998, the Company may redeem additional principal amounts of the Notes with the proceeds from an initial public offering of equity at redemption prices specified in the agreement, so long as 67% of the original principal of the Notes is still outstanding.

       Concurrent with the Act III Acquisition, the Company made a tender offer for $100,000,000 9 5/8% senior subordinated notes (the "9 5/8 Notes") originally issued by Act III. At December 31, 1997, $185,000 of the 9 5/8 Notes were still outstanding.

       The Credit Agreement, Debentures and Notes contain covenants which, among other restrictions, require the Company to comply with certain financial ratios and provisions and limit the Company's ability to incur additional indebtedness and pay dividends. The Company was in compliance with all covenants as of December 31, 1997.

       The Company has estimated the fair value of long-term debt at December 31, 1996 and 1997 to approximate the carrying value. The fair value was estimated by discounting the future cash flows of loans with similar terms and remaining maturities at the Company's current borrowing rate.

       As of December 31, 1997, scheduled maturities, including debt discount, are summarized as follows:

          1998                                         $   23,562,000
          1999                                             31,513,000
          2000                                             42,017,000
          2001                                             42,963,000
          2002                                             42,963,000
          Thereafter                                      232,049,000
                                                     -----------------

                                                       $  415,067,000
                                                     =================

Sullivan Broadcast Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

8.     Income Taxes

       The income tax benefit consists of the following:


                                                Period from
                                                 inception
                                               (June 2, 1995)
                                                  through                        Year ended
                                                 December 31,                   December 31,
                                                    1995                    1996           1997
        Current tax expense:
          Federal                             $              -    $               -  $      166,000
          State                                         14,000            1,593,000       2,678,000
                                              -----------------   -----------------  -----------------

                                                        14,000            1,593,000       2,844,000

          Deferred tax benefit:
             Federal                                  (324,000)          (8,779,000)     (5,884,000)
             State                                     (25,000)          (2,988,000)     (2,448,000)
                                              -----------------   -----------------  -----------------

                                                      (349,000)         (11,767,000)     (8,332,000)
                                              -----------------   -----------------  -----------------

             Net income tax benefit           $       (335,000)   $     (10,174,000) $   (5,488,000)
                                              =================   =================  =================

Sullivan Broadcast Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

    Reconciling amounts, stated below as a percentage of pretax income, between the statutory federal income tax rate and the Company's effective tax rate are as follows:



                                                          Period from
                                                           inception
                                                         (June 2, 1995)
                                                            through                        Year ended
                                                          December 31,                     December 31,
                                                              1995                    1996             1997
        U.S. federal statutory rate                               35.0%                35.0%             35.0%
        State and local taxes, net                                 1.2                  4.3              (1.5)
        Amortization of goodwill                                     -                 (7.9)             (9.5)
        Other                                                      0.6                    -                 -
        Change in valuation allowance                            (18.8)                   -                 -
                                                       ----------------      ---------------    --------------

        Effective tax rate                                        18.0%                31.4%             24.0%
                                                       ================      ===============    ==============


       The components of the net deferred tax liability at December 31, 1996 and 1997 are as follows:



                                                                               December 31,
                                                                        1996                 1997
        Property and equipment                                   $     (9,699,000)    $     (7,624,000)
        Programming rights                                                770,000              239,000
        Bad debts                                                       1,739,000            1,885,000
        Intangible assets                                            (131,966,000)        (119,912,000)
        Accrued interest                                                  576,000              783,000
        Net operating loss and charitable carryforwards                61,357,000           46,073,000
        Other assets                                                    2,649,000            2,879,000
        Other                                                          (4,882,000)          (2,098,000)
                                                                 -------------------  -------------------

        Net deferred tax liability                               $    (79,456,000)    $    (77,775,000)
                                                                 ===================  ===================

       At December 31, 1997, the Company had net operating loss and charitable contribution carryforwards of approximately $109,857,000 and $10,000,000, respectively, for federal income tax purposes, available to reduce future taxable income. To the extent not used, federal net operating loss carryforwards expire in varying amounts beginning in 2003. In addition, the Company had net operating loss carryforwards of approximately $38,604,000 for state and local income tax purposes in various jurisdictions.

       A corporation that undergoes a "change of ownership" pursuant to Section 382 of the Internal Revenue Code is subject to limitations on the amount of its net operating loss carryforwards which may be used in the future. An ownership change occurred on January 4, 1996. The annual limitation on the use of the net operating loss is $10,050,000. The Company estimates the

Sullivan Broadcast Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


       consolidated financial position or results of operations. No assurance can be given that an ownership change will not occur as a result of other transactions entered into by the Company, or by certain other parties over which the Company has no control. If a "change in ownership" for income tax purposes occurs, the Company's ability to use "pre-change losses" could be postponed or reduced, possibly resulting in accelerated or additional tax payments which, with respect to tax periods beyond 1997, could have a material adverse impact on the Company's consolidated financial position or results of operations.

       In 1996, the tax benefit related to the repurchase of stock options of approximately $3,850,000 was recorded as a reduction of goodwill. In 1997, an adjustment of approximately $4,500,000 was made to goodwill resulting from a change in management's estimate of the ultimate tax benefit of acquired assets, liabilities and carryforwards related to the Act III Acquisition.


9.     Mandatorily Redeemable Cumulative Preferred Stock

       On January 4, 1996, the Company issued $115,000,000, 15% mandatorily redeemable cumulative preferred stock (the "Preferred Stock"). Dividends accrue on the outstanding shares of Preferred Stock at a rate of 15% per year compounding annually. Accrued dividends are payable on March 15, 2001 and will be payable annually subsequent to that date. In connection with the issuance of the Preferred Stock, the Company issued 2,406,307 warrants to purchase Class B-1 common stock at $.001 per share. These warrants are currently exercisable and do not expire. Accretion to record the value of the Preferred Stock at its redemption value is calculated using the effective interest method. Such amounts have been charged to additional-paid-in-capital.


10.    Supplemental Disclosures of Cash Flow Information

       The Company paid interest of $33,828,000 and $34,666,000 during the years ended December 31, 1996 and 1997, respectively.

       During the years ended December 31, 1996 and 1997, the programming rights increased $44,679,000 and $31,800,000 due to the assumption of programming liabilities.

       During the years ended December 31, 1996 and 1997, the Company paid approximately $1,749,000 and $3,600,000, respectively, for income taxes.

Sullivan Broadcast Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

11.  Commitments and Contingencies

     Leases

     The Company has operating lease agreements for land, office space, office equipment and other property which expire on various dates through 2005. Rental expense was $750,000 and $884,000 during the years ended December 31, 1996 and 1997, respectively. As of December 31, 1997, minimum required annual payments under noncancellable operating leases are as follows:

          1998                                                  $     978,000
          1999                                                        968,000
          2000                                                        984,000
          2001                                                        836,000
          2002                                                        715,000
          Thereafter                                                1,230,000
                                                                --------------

                                                                $   5,711,000
                                                                ==============


     Programming Contracts

     Programming contracts acquired under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. In addition to the programming contracts payable at December 31, 1997, the Company has $17,575,000 of commitments to acquire programming rights for which the license period has not commenced and, accordingly, for which no asset or liability has been recorded. Future minimum payments arising from such commitments outstanding at December 31, 1997, excluding $18,976,000 of barter commitments, are as follows:

          1998                                                  $  14,798,000
          1999                                                     11,437,000
          2000                                                      9,351,000
          2001                                                      5,868,000
          2002                                                      3,632,000
          Thereafter                                                1,167,000
                                                                --------------

                                                                $  46,253,000
                                                                ==============



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

Sullivan Broadcast Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

12.  Related Party Transactions

     Operating expenses include reimbursements to ABRY Partners, Inc. ("ABRY"), an entity related through common ownership, for the Company's allocable share of rent paid by ABRY for the Company. These expenses approximated $73,000 and $106,000 for the years ended December 31, 1996 and 1997, respectively, and are included in selling, general and administrative expenses in the Company's consolidated statement of operations.

     The Company also pays ABRY a management fee for financial and other advisory services. Management fees paid to ABRY approximated $252,000 and $265,000 for the years ended December 31, 1997 and 1997, respectively, and are included in selling, general and administrative expenses in the Company's consolidated statement of operations.

13.  Subsequent Event

     On February 23, 1998, the Company entered into a Plan of Merger (the "Merger"). Under the terms of the Merger, 100% of the issued and outstanding common stock of the Company will be acquired by means of a merger. The Merger is subject to approval of the FCC and is expected to close prior to August 1998.

Sullivan Broadcasting Company, Inc.
Valuation and Qualifying Accounts                                  Schedule II
(in Thousands)
--------------------------------------------------------------------------------

                                               Charged to
                                  Beginning    Costs and               Ending
                                  Balanace     Expenses    Deductions  Balance
                                  ---------    ----------  ----------  -------

Year Ended December 31, 1994:(a)
 Allowance for Doubtful Accounts   1,182,000    1,051,000   (751,000)  1,482,000

Year Ended December 31, 1995:(a)
 Allowance for Doubtful Accounts   1,482,000      404,000   (903,000)    983,000

Year Ended December 31, 1996:(a)
 Allowance for Doubtful Accounts     983,000      876,000   (562,000)  1,297,000