Form 10-Q
period 1998-03-31
SULLIVAN BROADCASTING CO INC; SULLIVAN BROADCAST HOLDINGS INC
filed 1998-05-14
CIK 914029, 1002573

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1998
                                  -------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              --------------    --------------------

                      COMMISSION FILE NUMBER    33-98436
                                                33-98434


                      SULLIVAN BROADCASTING COMPANY, INC.
                      -----------------------------------
                                      and
                                      ---
                       SULLIVAN BROADCAST HOLDINGS, INC.
                       ---------------------------------
            (Exact name of registrant as specified in its charter)


                                                         58-1719496
                 Delaware                                04-3289279
------------------------------------------         --------------------
       (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)               Identification No.)


18 Newbury Street, Boston, MA                         02116
-----------------------------                         -----
(Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code   (617) 369-7755
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    No
                                        ---      ---

As of March 31, 1998, Sullivan Broadcasting Company, Inc. had 520,105 shares of Common Stock outstanding, all of which is owned by Sullivan Broadcast Holdings, Inc. Sullivan Broadcasting Company, Inc.'s Common Stock is not publicly traded and does not have a quantifiable market value.

As of March 31, 1998, Sullivan Broadcast Holdings, Inc. had the following outstanding shares of common stock: 1,201,577 shares of Class B-1 Common Stock, 6,158,211 shares of Class B-2 Common Stock, and 1,021,872 shares of Class C Common Stock. Sullivan Broadcast Holdings, Inc.'s Common Stock is not publicly traded and does not have a quantifiable market value.

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

                              Page 1 of 15 pages

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (SEE NOTE 1)

       SULLIVAN BROADCAST HOLDINGS, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
              SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                              (dollars in thousands)

                                           December 31, 1997               March 31, 1998
                                    -------------------------------  -----------------------------

                                      Sullivan       Sullivan        Sullivan       Sullivan
                                     Broadcasting    Broadcast       Broadcasting   Broadcast
                                    Company, Inc.    Holdings, Inc.  Company, Inc.  Holdings, Inc.
                                    -------------    --------------  -------------  --------------
                                                                              (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents             $  3,837         $  3,840        $  4,341       $  4,346
Accounts receivable, net of
 allowance for doubtful
 accounts of $1,325 and $917            34,990           34,990          26,201         26,201
Current portion of
 programming rights                     22,850           22,850          19,345         19,345
Current deferred tax asset               3,588            4,310           3,589          4,309
Prepaid expenses and other
 current assets                            941              941           1,869          1,897
                                      --------         --------        --------       --------

Total current assets                    66,206           66,931          55,345         56,098

Property and equipment, net             39,723           39,723          47,845         47,845

Programming rights, net of
 current portion                        23,432           23,432          20,546         20,546

Deferred loan costs, net of
 accumulated amortization of
 $1,655, $2,120, $1,894
 and $2,398                             11,430           13,134          11,191         12,856

Intangible assets, net                 567,209          567,096         578,527        578,414
                                      --------         --------        --------       --------

  Total assets                        $708,000         $710,316        $713,454       $715,759
                                      ========         ========        ========       ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

       SULLIVAN BROADCAST HOLDINGS, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
              SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (cont.)
                              (dollars in thousands)

                                           December 31, 1997               March 31, 1998
                                    -------------------------------  -----------------------------

                                      Sullivan       Sullivan        Sullivan       Sullivan
                                     Broadcasting    Broadcast       Broadcasting   Broadcast
                                    Company, Inc.    Holdings, Inc.  Company, Inc.  Holdings, Inc.
                                    -------------    --------------  -------------  --------------
                                                                              (Unaudited)
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of program-
  ming contracts payable                $ 24,944       $ 24,944        $ 22,282        $ 22,282
 Current portion of senior
  debt                                    23,562         23,562          26,333          26,333
 Current income taxes
  payable                                    194            195              --              --
 Interest payable                          3,882          3,882           7,009           7,009
 Due to related parties                    6,036             --           6,460              --
 Accounts payable                          2,262          2,262           2,172           2,172
 Accrued expenses                          4,297          4,367           2,609           2,702
                                        --------       --------        --------        --------

   Total current liabilities              65,177         59,212          66,865          60,498

Senior debt, net of current
 portion                                 171,820        171,820         163,942         163,942
Borrowings under revolving
 line of credit                           59,500         59,500          82,500          82,500
Subordinated debt                        125,185        155,508         125,185         155,578
Interest payable                              --         10,394              --          11,882
Programming contracts
 payable, net of current
 portion                                  22,710         22,710          19,129          19,129
Deferred taxes and other liabilities      87,676         82,132          85,604          79,216
                                        --------       --------        --------        --------

   Total liabilities                     532,068        561,276         543,225         572,745

15% Cumulative redeemable
 preferred stock, non-voting,
 $.001 par value - authorized
 1,500,000 shares; 1,150,000
 shares issued and outstanding                --        133,185              --         139,447
                                        --------       --------        --------        --------
Commitments and
contingencies
Shareholders' equity (deficit):
 Common stock, $.01 par
  value; 800,000 shares
  authorized; 520,105
  shares issued and
  outstanding                                  5             --               5              --
Class B-1 common stock,
$.001 par value; 5,000,000
shares authorized; 1,201,577
 shares issued and outstanding                --              1              --               1
Class B-2 common stock,
 $.001 par value; 7,000,000
 shares authorized; 6,158,211
 shares issued and outstanding                --              6              --               6
Class C common stock, $.001
 par value; 2,000,000 shares
 authorized; 853,854 and
 1,021,872 shares issued and
 outstanding at December 31,
 1997 and March 31, 1998,
 respectively                                 --              1              --               1
Additional paid-in capital               206,797         55,117         206,797          54,549
Accumulated deficit                      (30,870)       (39,270)        (36,573)        (50,990)
                                        --------       --------        --------        --------

   Total shareholders'
     equity                              175,932         15,855         170,229           3,567
                                        --------       --------        --------        --------
   Total liabilities and
     shareholders' equity               $708,000       $710,316        $713,454        $715,759
                                        ========       ========        ========        ========



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

       SULLIVAN BROADCAST HOLDINGS, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
              SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                       (Unaudited - dollars in thousands)

                                                                  Three Months Ended March 31,
                                               ----------------------------------------------------------------
                                                            1997                            1998
                                               -------------------------------   ------------------------------
                                                 Sullivan         Sullivan         Sullivan        Sullivan
                                               Broadcasting       Broadcast      Broadcasting      Broadcast
                                               Company, Inc.    Holdings, Inc.   Company, Inc.   Holdings, Inc.
                                               -------------    --------------   -------------   --------------
Revenues (excluding barter)                       $30,397          $ 30,397         $33,309         $ 33,309
  Less - commissions                               (5,126)           (5,126)         (5,309)          (5,309)
                                                  -------          --------         -------         --------
Net revenues (excluding barter)                    25,271            25,271          28,000           28,000
Barter revenues                                     4,162             4,162           4,497            4,497
                                                  -------          --------         -------         --------
Total net revenues                                 29,433            29,433          32,497           32,497
                                                  -------          --------         -------         --------
Expenses

  Operating expenses                                4,668             4,668           5,184            5,184
  Selling, general and administrative               6,395             6,507           6,859           11,919
  Amortization of programming rights                7,008             7,008           7,912            7,912
  Depreciation and amortization                    12,255            12,255          11,382           11,382
                                                  -------          --------         -------         --------

                                                   30,326            30,438          31,337           36,397
                                                  -------          --------         -------         --------

  Operating income (loss)                            (893)           (1,005)          1,160           (3,900)

Interest expense, including
 amortization of debt discount
 and deferred loan costs                            8,868            10,475           8,509           10,106
Other expense (income)                                (39)              (39)            136              137
                                                  -------          --------         -------         --------

  Loss before benefit
    for income taxes                               (9,722)          (11,441)         (7,485)         (14,143)

Benefit for income taxes                            3,153             3,840           1,782            2,423
                                                  -------          --------         -------         --------
  Net loss                                        $(6,569)         $ (7,601)        $(5,703)        $(11,720)
                                                  =======          ========         =======         ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

       SULLIVAN BROADCAST HOLDINGS, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
              SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       (Unaudited - dollars in thousands)

                                   Class B-1              Class B-2           Class C
                                  Common Stock          Common Stock        Common Stock
                                  ------------          ------------        ------------
                                                                                            Additional                  Total
                                                                                             Paid-in    Accumulated  Shareholders'
                                Shares    Amount     Shares    Amount     Shares    Amount   Capital      Deficit      Equity
                                ------    ------     ------    ------     ------    ------  ----------  -----------  -------------

Sullivan Broadcasting
Company, Inc.

Balance at
December 31, 1997                     --   $ --       520,105   $  5           --   $  --    $206,797    $(30,870)     $175,932

Net loss (Unaudited)                  --     --            --     --           --      --          --      (5,703)       (5,703)
                              ----------   ----     ---------   ----    ---------   -----    --------    --------      --------

Balance at
March 31, 1998                        --   $ --       520,105   $  5           --   $  --    $206,797    $(36,573)     $170,229
                              ==========   ====     =========   ====    =========   =====    ========    ========      ========

Sullivan Broadcast
Holdings, Inc.

Balance at
December 31, 1997              1,201,577   $  1     6,158,211   $  6      853,854   $   1    $ 55,117    $(39,270)     $ 15,855

Issuance of Class
C Common Stock                        --     --            --     --      168,018      --       5,694          --         5,694

Accretion of Preferred Stock          --     --            --     --           --      --      (6,262)         --        (6,262)

Net loss (Unaudited)                  --     --            --     --           --      --        --       (11,720)      (11,720)
                              ----------   ----     ---------   ----    ---------   -----    --------    --------      --------

Balance at
March 31, 1998                1,201,577    $  1     6,158,211   $  6    1,021,872   $   1    $ 54,549    $(50,990)     $  3,567
                              =========    ====     =========   ====    =========   =====    ========    ========      ========

The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements.

       SULLIVAN BROADCAST HOLDINGS, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
              SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited - dollars in thousands)

                                                                      Three Months Ended March 31,
                                                     ---------------------------------------------------------------
                                                                  1997                            1998
                                                     ------------------------------   ------------------------------
                                                       Sullivan        Sullivan         Sullivan        Sullivan
                                                     Broadcasting      Broadcast      Broadcasting      Broadcast
                                                     Company, Inc.   Holdings, Inc.   Company, Inc.   Holdings, Inc.
                                                     -------------   --------------   -------------   --------------
Cash flows from operating activities:
  Net loss                                             $(6,569)         $(7,601)        $ (5,703)        $(11,720)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Compensation of stock issuance                          --               --               --            4,878
Deferred income taxes                                   (3,153)          (3,840)          (1,782)          (2,423)
    Depreciation of property, plant
     and equipment                                       2,133            2,133            2,736            2,736
    Amortization of intangible assets                   10,122           10,122            8,646            8,646
    Amortization of programming rights                   3,339            3,339            3,645            3,645
    Payments for programming rights                     (2,779)          (2,779)          (3,252)          (3,252)
    Amortization of debt discount and
     deferred loan costs                                   215              507              239              348
Changes in assets and liabilities:
    Decrease in accounts receivable                      7,515            7,515            8,820            8,820
    Increase in prepaid expenses
     and other assets                                     (216)            (273)            (928)            (928)
    Increase (decrease) in due to related parties         (223)              --              424               --
    Decrease in income taxes payable                      (527)            (527)            (194)            (195)
    Increase in interest payable                         1,165            2,481            3,127            4,615
    Decrease in accounts payable, accrued
     expenses and other liabilities                       (508)            (527)          (2,052)          (2,258)
                                                       -------          -------         --------         --------

Net cash provided by operating activities               10,514           10,550           13,726           12,912
                                                       -------          -------         --------         --------

Cash flows from investing activities:
   Acquisition of Cascom stock                          (4,331)          (4,331)              --               --
   Acquisition of KOKH                                      --               --          (15,067)         (15,067)
   Payment for purchase option                              --               --          (15,000)         (15,000)
   Capital expenditures                                   (970)            (970)            (803)            (803)
                                                       -------          -------         --------         --------

Net cash used for investing activities                  (5,301)          (5,301)         (30,870)         (30,870)
                                                       -------          -------         --------         --------

Cash flows from financing activities:
   Payment of principal amounts                         (3,250)          (3,250)          (5,107)          (5,107)
   Proceeds from revolver borrowings                        --               --           23,000           23,000
 Proceeds from issuance of common stock                     --               --               --              816
   Programming buydowns                                     --               --             (245)            (245)
   Repurchase of common stock                               --              (52)              --               --
                                                       -------          -------         --------         --------

Net cash provided by (used for) financing
     activities                                         (3,250)          (3,302)          17,648           18,464

Net increase in cash
      and cash equivalents                               1,963            1,947              504              506
Cash and cash equivalents, beginning
      of period                                          6,443            6,469            3,837            3,840
                                                       -------          -------         --------         --------

Cash and cash equivalents, end of period               $ 8,406          $ 8,416         $  4,341         $  4,346
                                                       =======          =======         ========         ========

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

SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION


On January 4, 1996, all of the outstanding capital stock of Act III Broadcasting, Inc. ("Act III" or the "Predecessor") was purchased by and Act III was merged with and into A-3 Acquisition, Inc. ("A-3"), with Act III surviving such merger (the "Acquisition"). Act III then changed its name to Sullivan Broadcasting Company, Inc. The Acquisition was accounted for by the purchase method of accounting

The accompanying consolidated financial statements as of and for the three months ended March 31, 1998 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate and that the information presented is not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Companys' latest annual reports on Form 10-K for the year ended December 31, 1997. The information furnished reflects all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary to make a fair statement of the results for the interim period. The results for these interim periods are not necessarily indicative of results to be expected for the full fiscal year, due to seasonal factors, among others.


2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                         December 31,         March 31,
                                             1997                1998
                                         ------------         ---------
                                                 (in thousands)

  Land                                     $  1,426            $  1,691
  Broadcasting equipment                     43,845              47,785
  Buildings and improvements                  6,556               9,486
  Furniture and other equipment               3,724               7,320
  Construction in progress                    1,288                 899
                                           --------            --------
                                             56,839              67,181
  Less: Accumulated depreciation
          and amortization                  (17,116)            (19,336)
                                           --------            --------
                                           $ 39,723            $ 47,845
                                           ========            ========

SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)


3. INTANGIBLE ASSETS

Intangible assets consisted of the following:

                           Amortization               December 31,                      March 31,
                              Period                     1997                             1998
                           ------------    -------------------------------    -------------------------------
                                                                     (in thousands)
                                              Sullivan        Sullivan           Sullivan        Sullivan
                                            Broadcasting      Broadcast        Broadcasting      Broadcast
                                           Company, Inc.   Holdings, Inc.     Company, Inc.   Holdings, Inc.
                                           --------------  ---------------    --------------  ---------------

Goodwill                   40 Years          $238,621         $238,508           $238,621         $238,508
Affiliation agreements     10 Years            98,445           98,445            101,153          101,153
Canadian cable rights      10 Years            59,000           59,000             59,000           59,000
Commercial advertising
  contracts                15 years           148,986          148,986            149,101          149,101
FCC licenses               15 years            81,297           81,297             83,215           83,215
Purchase option            15 years               --               --              15,000           15,000
Other intangible assets    5 - 15 years        14,015           14,015             14,238           14,238
                                             --------         --------           --------         --------
                                              640,364          640,251            660,328          660,215

Less: Accumulated amortization                (73,155)         (73,155)           (81,801)         (81,801)
                                             --------         --------           --------         --------

                                             $567,209         $567,096           $578,527         $578,414
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

The revolving credit facility provides for borrowings up to $40,000,000 for working capital purposes, and is due on December 31, 2003 or upon repayment of the term loan. At March 31, 1998, the Company had $29,000,000 outstanding under the revolving credit facility.

In connection with the term loan and the revolving credit facility, the Company also has a $75,000,000 line of credit available for future acquisitions (collectively, the "Senior Credit Facility"). At March 31, 1998, $53,500,000 in borrowings were outstanding on the acquisition line of credit.

The term loan is payable in varying quarterly installments beginning April 1, 1998 through 2003. The repayments of the term loan are as follows:

                                        (in thousands)

                        1998               $18,426
                        1999                31,518
                        2000                42,024
                        2001                42,970
                        2002                42,970
                        Thereafter          12,367

In addition, certain mandatory prepayments of the term loan are required if the Company achieves certain financial results at the end of the fiscal year. Mandatory prepayments payable at March 31, 1998 are included in the above repayment schedule.

SULLIVAN BROADCAST HOLDINGS, INC. AND

SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)


The Senior Credit Facility requires the Company to comply with certain covenants. At March 31, 1998, the Company was in compliance with all covenants.

5. INCOME TAXES

The provisions for taxes for the interim periods were based on projections of total year pre-tax income.

As discussed in Note 1, the Acquisition was accounted for by the purchase method of accounting which requires that all assets acquired and liabilities assumed be recorded at their fair value. For tax purposes, the assets acquired and liabilities assumed retain their historical basis resulting in a basis differential. The resulting basis differential and acquired net operating loss carryforwards together with changes in deferred tax assets and liabilities for the period give rise to the net deferred tax asset and liability recorded at March 31, 1998.

At December 31, 1997, Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc. had net operating loss carryforwards of approximately $99,863,000 and $109,857,000, respectively, for federal income tax purposes, available to reduce future taxable income. To the extent not used, federal net operating loss carryforwards expire in varying amounts beginning in 2003. In addition, at December 31, 1997 Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc. had net operating loss carryforwards of approximately $31,590,000 and $38,604,000, respectively, for state and local income tax purposes in various jurisdictions.

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

6. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The Company paid interest of $7,371,000 and $4,993,000 during the periods ended March 31, 1997 and March 31, 1998, respectively.

During the periods ended March 31, 1997 and March 31, 1998, programming rights increased $411,000 and $1,392,000, respectively, due to the assumption of cash programming liabilities.

During the periods ended March 31, 1997 and March 31, 1998, the Company paid approximately $527,000 and $847,000, respectively, for state and local income taxes.

7. COMMITMENTS AND CONTINGENCIES

The Company has executed contracts for programming rights totaling approximately $17,580,000 and $17,020,000 at December 31, 1997 and March 31, 1998,
respectively, for which the broadcast period has not begun. Accordingly, the asset and related liability are not recorded at such dates.

The Company has operating lease agreements for land, office space, office equipment and other property which expire on various dates through 2005. Rental expense was $189,000 and $205,000 for the periods ending March 31, 1997 and March 31, 1998, respectively.

SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)


8. RELATED PARTY TRANSACTIONS

The Company reimburses ABRY Partners, Inc. ("ABRY"), an entity related through common ownership, approximately $6,300 per month, representing the Company's allocated share of rent paid by ABRY under its lease and other general expenses including utilities, property insurance and supplies. In addition, the Company has a management agreement with ABRY whereby the Company pays ABRY a management fee of $262,000 annually. Such amounts have been included in "Selling, general and administrative" expenses in the Company's consolidated statements of operations.

9.  ACQUISITION OF KOKH

On January 6, 1998, the Company executed a definitive purchase agreement to acquire certain assets of Channel 25 ("KOKH") in Oklahoma City, Oklahoma for a total purchase price of $60,000,000. Subsequent to FCC approval, this acquisition was consummated on February 1, 1998. Contemporaneously, the Company sold an option to acquire certain assets of KOKH to the seller for $45,000,000 and acquired an option to acquire certain assets of another television station for $15,000,000.

10.  SIGNIFICANT EVENTS

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

     The Company's principal costs of operations are employee salaries and commissions, programming, production, promotion and other expenses (such as maintenance, supplies, insurance, rent and utilities). The Company has historically experienced net losses primarily as a result of non-cash charges attributable to amortization of intangibles that were recorded at the time of the purchase of the Stations

SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 (THE "1997 THREE MONTHS") COMPARED TO THREE MONTHS ENDED MARCH 31, 1998 OF THE COMPANY (THE "1998 THREE MONTHS")

Set forth below are selected unaudited consolidated financial data for the three months ended March 31, 1997 of the Company and March 31, 1998 of the Company and the percentage changes between the periods.

                                                     Three Months Ended March 31,
                                   --------------------------------------------------------------
                                                1997                            1998                      Percentage Change
                                   ------------------------------   -----------------------------   ------------------------------
                                     Sullivan        Sullivan         Sullivan       Sullivan         Sullivan        Sullivan
                                   Broadcasting      Broadcast      Broadcasting     Broadcast      Broadcasting      Broadcast
                                   Company, Inc.   Holdings, Inc.   Company, Inc.  Holdings, Inc.   Company, Inc.   Holdings, Inc.
                                   -------------   --------------   -------------  --------------   -------------   --------------
                                                                     (unaudited in thousands)
Net revenues (excluding trade
 and barter)                          $25,271          $25,271         $28,000        $28,000            10.8%           10.8%
Trade and barter revenues               4,162            4,162           4,497          4,497             8.0             8.0
Total net revenues                     29,433           29,433          32,497         32,497            10.4            10.4
Operating expenses                      4,668            4,668           5,184          5,184            11.1            11.1
Selling, general
and administrative expenses             6,395            6,507           6,859         11,919             7.3            83.2
Depreciation and amortization          19,263           19,263          19,294         19,294             0.2             0.2
Operating income (loss)                  (893)          (1,005)          1,160         (3,900)          229.9          (228.1)
Interest expense                        8,868           10,475           8,509         10,106            (4.0)           (3.5)
Net loss                                6,569            7,601           5,703         11,720           (13.2)           54.2
Payments for programming rights         2,779            2,779           3,252          3,252            17.0            17.0
Broadcast Cash Flow                    12,634           12,634          13,757         13,757             8.9             8.9

    Net revenues (excluding trade and barter) are net of commissions and primarily include local/Canadian and national spot advertising sales. Net revenues (excluding trade and barter) increased to $28,000,000 in the 1998 Three Months from $25,271,000 in the 1997 Three Months, an increase of $2,729,000 or 10.8%. This increase is partially due to additional net revenues from the KOKH station acquisition in February of 1998. Additionally, net revenues were further increased by higher advertising spot rates which were positively impacted by the improving economy, resulting in greater advertising spending, along with higher key demographic ratings from additional Fox programming and other syndicated and first run programming. Advertising revenues for the 1998 Three Months were comprised of 60.7% from local/Canadian advertising sales and 39.3% from national advertising sales.

    Local revenues include gross revenues before commissions from local or regional advertisers or their representative agencies. Local and regional areas encompass a station's designated market area and its outlying areas. Local revenues increased to $19,598,000 in the 1998 Three Months from $17,205,000 in the 1997 Three Months, an increase of $2,393,000, or 13.9%. The increase was due to the KOKH station acquisition in February of 1998 along with increased rating and stronger advertising demand resulting from the Company's emphasis on expanding local sales.

    National revenues include gross revenues before commissions from national advertisers or their representative agencies. National advertisers are advertisers outside of a station's local market or region. National revenues increased to $12,688,000 in the 1998 Three Months from $12,334,000 in the 1997 Three Months, an increase of $354,000, or 2.9%. As with local revenues, national revenues increased as a result of the KOKH station acquisition as well as improved ratings and stronger advertising demand in the 1998 Three Months compared to the 1997 Three Months.

SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    Trade and barter revenues increased to $4,497,000 in the 1998 Three Months from $4,162,000 in the 1997 Three Months, an increase of $335,000, or 8.0%. This increase was primarily due to increase barter revenue relating to the KOKH station acquisition further increased by higher advertising spot rates in the 1998 Three Months compared to the 1997 Three Months.

    Operating expenses include engineering, promotion, production, programming operations and trade expenses. Operating expenses increased to $5,184,000 in the 1998 Three Months from $4,668,000 in the 1997 Three Months, an increase of $516,000, or 11.1%. This increase was primarily the result of additional expenses associated with the KOKH station acquired in February of 1998.

    Selling, general and administrative expenses include sales, salaries, commissions, insurance, supplies and general management salaries. Selling, general and administrative expenses increased to $6,859,000 and $11,919,000 in the 1998 Three Months from $6,395,000 and $6,507,000 in the 1997 Three Months, increases of $464,000, and $5,412,000 or 7.3% and 83.2% for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively. These increases were primarily the result of additional costs associated with the KOKH station acquisition along with a one-time compensation charge related to the issuance of common stock of Sullivan Broadcast Holdings, Inc. in the 1998 Three Months compared to the 1997 Three Months.

    Depreciation and amortization includes depreciation of property and equipment, amortization of programming rights and amortization of intangibles. Depreciation and amortization increased to $19,294,000 in the 1998 Three Months from $19,263,000 in the 1997 Three Months, an increase of $31,000, or 0.2%. This increase was due to the addition of fixed assets, programming rights and intangible assets in conjunction with the KOKH station acquisition made during February of 1998.

    Operating income increased to $1,160,000 and decreased to an operating loss of $3,900,000 in the 1998 Three Months from operating losses $893,000 and $1,005,000 in the 1997 Three Months, for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively. The increase in operating income for Sullivan Broadcasting Company, Inc. of $2,053,000, or 229.9% was the result of stronger revenues offset somewhat by increases in operating, depreciation, amortization and selling, general and administrative expenses in the 1998 Three Months from the 1997 Three Months. The decrease in operating income for Sullivan Broadcast Holdings, Inc. of $2,895,000, or 288.1% was the result of a one-time compensation charge related to the issue of common stock, slightly offset by the stronger operating results discussed above.

    Interest expense includes interest charged on all outstanding debt and the amortization of debt issuance costs over the life of the underlying debt. Interest expense decreased to $8,509,000 and $10,106,000 in the 1998 Three Months from the 1997 The Months, decreases of $359,000 and $369,000 or 4.0% and 3.5% for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively. These decreases are primarily the result of a lower principal balance on the Company's term loan in the 1998 Three Months compared to the 1997 Three Months.

    Net loss decreased to $5,703,000 and increased to $11,720,000 in the 1998 Three Months from $6,569,000 and $7,601,000 in the 1997 Three Months, a decrease of $866,000 and an increase of $4,119,000 for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively, due to the reasons discussed above.

    Payments for programming rights increased to $3,252,000 in the 1998 Three Months from $2,779,000 in the 1997 Three Months, an increase of $473,000, or 17.0%. This increase is attributable to the increased cost of programming required to program the stations.

SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    Broadcast Cash Flow increased to $13,757,000 in the 1998 Three Months from $12,634,000 in the 1996 Three Months, an increase of $1,123,000, primarily due to the aforementioned increases in revenue with a smaller proportional increase in operating and selling, general and administrative expenses. Barter expense was $208,000 and $459,000 for the 1998 Three Months and the 1997 Three Months, respectively. Corporate expense was $844,000 and $5,904,000 in the 1998 Three Months and $746,000 for the 1997 Three Months for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively. The Company believes that Broadcast Cash Flow is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because broadcasting companies traditionally have large amounts of non-cash expense attributable to amortization of programming rights and other intangibles. Broadcast Cash Flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity is cash provided by operations. Cash provided by operations during the 1998 Three Months was $13,726,000 and $12,912,000 compared to $10,514,000 and $10,550,000 for Sullivan Broadcasting Company, Inc. and Sullivan Broadcast Holdings, Inc., respectively, in the 1997 Three Months. These increases were primarily the result of the timing of cash interest payments along with higher revenues in the 1998 Three Months compared to the 1997 Three Months.

     Cash provided by operations is after payments for programming rights, which amounted to $3,252,000 and $2,779,000, respectively, for the 1998 Three Months and the 1997 Three Months. The Company has program payment commitments (including contracts not yet recordable as assets) of $43,348,000, which are payable in installments of $11,547,000 in 1998, $12,230,000 in 1999, $9,513,000
in 2000, $5,980,000 in 2001, $3,364,000 in 2002 and $714,000 thereafter.

     The Company's primary capital requirements have been for capital expenditures and acquisitions. Capital expenditures totaled $803,000 for the 1998 Three Months compared to $970,000 for the 1997 Three Months.

SULLIVAN BROADCAST HOLDINGS, INC. AND
SULLIVAN BROADCASTING COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     As of March 31, 1998, the Company had outstanding a $211,250,000 senior debt facility (the "Senior Credit Agreement"), with a $40,000,000 revolving credit facility (the "Revolving Credit Facility"), of which $29,000,000 was outstanding at March 31, 1998, and a $75,000,000 acquisition credit facility (the "Acquisition Credit Facility") (collectively, the "Senior Credit Facility"), of which $53,500,000 was outstanding at March 31, 1998. The interest rate on all borrowings under the Senior Credit Agreement vary depending upon either LIBOR or Prime rates, as selected by the Company, with a margin ranging between 0.0% and 1.5% for Prime borrowings and 1.25% and 2.75% for LIBOR borrowings added based upon the Company's leverage ratio for the past quarter. The Company has entered into various interest rate protection agreements based upon LIBOR rates and a notional amount equal to the full value of the senior debt facility to protect against significant fluctuations in interest rates through 2000. The Company also has outstanding $125,000,000 of 10-1/4% senior subordinated notes due December 2005, and Sullivan Broadcast Holdings, Inc. has outstanding $35,000,000 of 13-1/4% senior accrual debentures due 2006.

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

                                      SULLIVAN BROADCASTING COMPANY, INC.
                                      (Registrant)



May 13, 1998                          By: /s/ Patrick Bratton
                                          --------------------------
                                          Patrick Bratton
                                          Chief Financial Officer
                                          (Principal Financial and
                                           Chief Accounting Officer)