Form 10-Q
period 1998-06-30
SULLIVAN BROADCASTING CO INC
filed 1998-09-11
CIK 914029

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                June 30, 1998
                                                              -------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                         Commission file number 33-98436
                                                33-98434

                        SINCLAIR TELEVISION COMPANY, INC.
                                       and
                        SINCLAIR COMMUNICATIONS II, INC.
             (Exact name of registrant as specified in its charter)


                                                       58-1719496
             Delaware                                  04-3289279
-------------------------------------    -------------------------------------
  (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)                  Identification No.)

2000 West 41st Street, Baltimore, MD                     21211
-------------------------------------                    -----
(Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code        (410) 467-5005
                                                   ----------------------------

                       SULLIVAN BROADCASTING COMPANY, INC.
                                       and
                        SULLIVAN BROADCAST HOLDINGS, INC.

                       18 Newbury Street, Boston, MA 02116
                 (Former name and former address of registrant)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x . No .

As of August 31, 1998, Sinclair Television Company, Inc. had 520,105 shares of Common Stock outstanding, all of which is owned by Sinclair Communications II, Inc. Sinclair Television Company, Inc.'s Common Stock is not publicly traded and does not have a quantifiable market value.

As of June 30, 1998, Sinclair Communications II, Inc. had the following outstanding shares of common stock: 1,201,577 shares of Class B-1 Common Stock, 6,158,211 shares of Class B-2 Common Stock, and 1,021,872 shares of Class C Common Stock, all of which is owned by Sinclair Broadcast Group, Inc. Sinclair Communications II, Inc.'s Common Stock is not publicly traded and does not have a quantifiable market value.

Important Explanatory Note

     This integrated Form 10-Q is filed pursuant to the Securities Exchange Act of 1934, as amended, for each of Sinclair Communications II, Inc., a Delaware corporation, and its wholly owned subsidiary, Sinclair Television Company, Inc., a Delaware corporation. Unless the context requires otherwise, references to the "Company" refer to both Sinclair Communications II, Inc. and Sinclair Television Company, Inc. Sinclair Communications II, Inc. is a holding company with minimal separate operations from its operating subsidiary,

Sinclair Television Company, Inc. Separate financial information has been provided for each entity, and, where appropriate, separate disclosures.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (SEE NOTE 1)

        SINCLAIR COMMUNICATIONS II, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
               SINCLAIR TELEVISION COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)






                                            December 31, 1997                        June 30, 1998
                                            -----------------                        -------------

                                      Sinclair           Sinclair             Sinclair          Sinclair
                                     Television       Communications         Television       Communications
                                    Company, Inc.         II, Inc.          Company, Inc.        II, Inc.
                                    -------------         --------          -------------        --------
                                                                                       (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents            $  3,837            $  3,840            $  3,294            $  3,345
Accounts receivable, net               34,990              34,990              31,494              31,494
Current portion of
 programming rights                    22,850              22,850              16,197              16,197
Current deferred tax asset              3,588               4,310               3,589               4,309
Prepaid expenses and other
 current assets                           941                 941               2,014               2,082
                                     --------            --------            --------            --------

Total current assets                   66,206              66,931              56,588              57,427

Property and equipment, net            39,723              39,723              45,595              45,595

Programming rights, net of
 current portion                       23,432              23,432              17,465              17,465

Deferred loan costs, net of
 accumulated amortization of
 $1,655, $2,120 $2,134
 and $2,676                            11,430              13,134              10,951              12,578

Intangible assets, net                567,209             567,096             570,077             569,964
                                     --------            --------            --------            --------

   Total assets                      $708,000            $710,316            $700,676            $703,029
                                     ========            ========            ========            ========



       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

        SINCLAIR COMMUNICATIONS II, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
               SINCLAIR TELEVISION COMPANY, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (cont.)
                             (dollars in thousands)




                                          December 31, 1997                       June 30, 1998
                                          -----------------                       -------------

                                     Sinclair           Sinclair           Sinclair           Sinclair
                                    Television       Communications       Television       Communications
                                   Company, Inc.        II, Inc.         Company, Inc.         II, Inc.
                                   -------------        --------         -------------         --------
                                                                                        (Unaudited)
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of program-
  ming contracts payable              $ 24,944           $ 24,944           $ 20,020            $ 20,020
 Current portion of senior
  debt                                  23,562             23,562             26,333              26,333
 Current income taxes
  payable                                  194                195               --                  --
Current interest payable                 3,882              3,882                563                 563
 Due to related parties                  6,036               --               80,377              75,000
 Accounts payable                        2,262              2,262              1,230               1,230
 Accrued expenses                        4,297              4,367              3,058               3,164
                                       -------            -------            -------             -------

    Total current liabilities           65,177             59,212            131,581             126,310

Senior debt, net of current
 portion                               171,820            171,820             88,566              88,566
Borrowings under revolving
 line of credit                         59,500             59,500             85,500              85,500
Subordinated debt                      125,185            155,508            125,185             155,649
Interest payable                          --               10,394               --                13,385
Programming contracts
 payable, net of current
 portion                                22,710             22,710             15,181              15,181
Deferred taxes and other liabilities    87,676             82,132             85,560              79,171
                                       -------            -------            -------             -------

    Total liabilities                  532,068            561,276            531,573             563,762

15% Cumulative  redeemable
 preferred  stock,  non-voting,
 $.001 par  value - authorized
 1,500,000 shares; 1,150,000
 shares issued and outstanding            --              133,185               --               145,708
                                       -------            -------            -------             -------

Commitments and
 contingencies
Shareholders' equity (deficit):
   Common stock, $.01 par
     value; 800,000 shares
     authorized; 520,105
     shares issued and
     outstanding                             5               --                    5                --






Class B-1 common stock,
 $.001 par value; 5,000,000
 shares authorized; 1,201,577
 shares issued and outstanding               --                      1                 --                      1
Class B-2 common stock,
 $.001 par value; 7,000,000
 shares authorized; 6,158,211
 shares issued and outstanding               --                      6                 --                      6
Class C common stock, $.001
 par value; 2,000,000 shares
 authorized; 853,854 and
 1,021,872 shares issued and
 outstanding at December 31,
 1997 and June 30, 1998,
 respectively                                --                      1                 --                      1
Additional paid-in capital                206,797               55,117              206,797               48,289
Accumulated deficit                       (30,870)             (39,270)             (37,699)             (54,738)
                                        ---------            ---------            ---------            ---------

   Total shareholders'
     equity                               175,932               15,855              169,103               (6,441)
                                        ---------            ---------            ---------            ---------

   Total liabilities and
     shareholders' equity               $ 708,000            $ 710,316            $ 700,676            $ 703,029
                                        =========            =========            =========            =========



       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

        SINCLAIR COMMUNICATIONS II, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
               SINCLAIR TELEVISION COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                       (Unaudited - dollars in thousands)






                                                     Three Months Ended June 30                          Six Months Ended June 30
                                                     --------------------------                          ------------------------

                                               1997                            1998                              1997
                                  -------------------------------  -------------------------------  -------------------------------
                                  Sinclair       Sinclair          Sinclair       Sinclair          Sinclair       Sinclair
                                  Television     Communi-          Television     Communi-          Television     Communi-
                                  Company, Inc.  cations II, Inc.  Company, Inc.  cations II, Inc.  Company, Inc.  cations II, Inc.
                                  -------------  ----------------  -------------  ----------------  -------------  ----------------

Revenues (excluding barter)          $ 36,319       $ 36,319          $ 41,294       $ 41,294          $ 66,716       $ 66,716
Less - commissions                     (5,863)        (5,863)           (6,678)        (6,678)          (10,989)       (10,989)
                                      --------       --------          --------       --------          --------       --------

Net revenues (excluding barter)        30,456         30,456            34,616         34,616            55,727         55,727
Barter revenues                         4,480          4,480             4,520          4,520             8,642          8,642
                                      --------       --------          --------       --------          --------       --------

Total net revenues                     34,936         34,936            39,136         39,136            64,369         64,369
                                      --------       --------          --------       --------          --------       --------

Expenses

Operating expenses                      4,323          4,323             5,472          5,472             8,991          8,991
Selling, general and administrative     6,826          7,258             7,786          8,808            13,221         13,765
Amortization of programming rights      7,607          7,607             7,194          7,194            14,615         14,615
Depreciation and amortization          11,736         11,736            11,650         11,650            23,991         23,991
                                     --------       --------          --------       --------          --------       --------

                                       30,492         30,924            32,102         33,124            60,818         61,362
                                     --------       --------          --------       --------          --------       --------

Operating income                        4,444          4,012             7,034          6,012             3,551          3,007

Interest expense, including
amortization of debt discount           9,046         10,694             7,513          9,114            17,914         21,169
and deferred loan costs                    48             47               (84)           (85)                9              8
Gain on sale of assets                   --             --                 466            466              --             --
Other expense (income)
                                      --------       --------          --------       --------          --------       --------

Loss before benefit
for income taxes                       (4,650)        (6,729)               71         (2,551)          (14,372)       (18,170)

Benefit for income taxes                1,123          1,955                (1)            (1)            4,276          5,795
                                      --------       --------          --------       --------          --------       --------

Net loss                              $(3,527)      $ (4,774)         $     70       $ (2,552)         $(10,096)      $(12,375)
                                       ======         ======            ======         ======            ======         ======







                                              1998
                                  -------------------------------

                                  Sinclair         Sinclair
                                  Television       Communi-
                                  Company, Inc.    cations II, Inc.
                                  -------------    ----------------
Revenues (excluding barter)          $ 74,378       $ $ 74,378
Less - commissions                    (11,987)       ( (11,987)
                                       ------           ------

Net revenues (excluding barter)        62,391           62,391
Barter revenues                         9,017            9,017
                                       ------           ------

Total net revenues                     71,408           71,408
                                       ------           ------

Expenses

Operating expenses                     10,656           10,656
Selling, general and administrativ     15,616           21,698
Amortization of programming rights     15,106           15,106
Depreciation and amortization          23,032           23,032
                                       ------           ------

                                       64,410           70,492
                                       ------           ------

Operating income                        6,998              916

Interest expense, including
amortization of debt discount          16,022           19,220
and deferred loan costs                    52               52
Gain on sale of assets                    466              466
Other expense (income)
                                       ------           ------

Loss before benefit
for income taxes                      (8,610)          (17,890)

Benefit for income taxes               1,781             2,422
                                       ------           ------

Net loss                             $(6,829)         $(15,468)
                                      ======             ======

       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

        SINCLAIR COMMUNICATIONS II, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
               SINCLAIR TELEVISION COMPANY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       (Unaudited - dollars in thousands)





                                                      Class B-1                    Class B-2                        Class C
                                                     Common Stock                 Common Stock                    Common Stock
                                                     ------------                 ------------                    ------------

                                                  Shares          Amount        Shares       Amount          Shares         Amount
                                                  ------          ------        ------       ------          ------         ------
Sinclair Television
Company, Inc.

Balance at
December 31, 1997                                    --        $    --          520,105      $       5           --        $    --

Net loss (unaudited)                                 --             --             --             --             --             --
                                                ---------      ---------      ---------      ---------      ---------      --------

Balance at
June 30, 1998                                        --        $    --          520,105      $       5           --        $    --
                                                ---------      ---------      ---------      ---------      ---------      --------

Sinclair
Communications II, Inc.

Balance at
December 31, 1997                               1,201,577      $       1      6,158,211      $       6        853,854      $      1

Issuance of Class C
Common Stock                                         --             --             --             --          168,018           --

Accretion of Preferred Stock                         --             --             --             --             --             --

Net loss (unaudited)                                 --             --             --             --             --             --
                                                ---------      ---------      ---------      ---------      ---------      --------

Balance at
June 30, 1998                                   1,201,577      $       1      6,158,211      $       6      1,021,872      $      1
                                                =========      =========      =========      =========      =========      ========






                                    Additional                                      Total
                                     Paid-in                Accumulated          Shareholders'
                                     Capital                   Deficit              Equity
                                     -------                   -------              ------

Sinclair Television
Company, Inc.

Balance at
December 31, 1997                    $ 206,797              $ (30,870)             $ 175,932

Net loss (unaudited)                    --  (5,633)            (5,633)
                                      -------------             ------

Balance at
June 30, 1998                        $ 206,797              $ (36,503)             $ 170,299
                                     =========              =========              =========

Sinclair
Communications II, Inc.

Balance at
December 31, 1997                    $  55,117              $ (39,270)             $  15,855

Issuance of Class C
Common Stock                             5,694                   --                    5,694

Accretion of Preferred Stock           (12,522)                  --                  (12,522)

Net loss (unaudited)                      --                  (14,272)               (14,272)

Balance at
June 30, 1998                        $  48,289              $ (53,542)             $  (5,245)
                                     =========              =========              =========

           The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements.

        SINCLAIR COMMUNICATIONS II, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
               SINCLAIR TELEVISION COMPANY, INC. AND SUBSIDIARIES




                                                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                         (Unaudited - dollars in thousands)
                                                                              Six Months Ended June 30,
                                                        ---------------------------------------------------------------------
                                                                       1997                              1998
                                                        ----------------------------------   --------------------------------

                                                        Sinclair           Sinclair          Sinclair        Sinclair
                                                        Television         Communi-          Television      Communi-
                                                        Company, Inc.      cations II,Inc.   Company, Inc.   cations II, Inc.
                                                        -------------      ---------------   -------------   ----------------
Cash Flows from operating activities:
   Net Loss                                                  $(10,096)       $(12,375)       $ (6,829)       $(15,468)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:                             --              --              --            4,878
     Compensation of stock issuance                            (4,276)         (5,795)         (2,116)         (3,961)
     Deferred income taxes
     Depreciation of property, plant
            And equipment                                       4,203           4,203           5,638           5,638
     Amortization of intangible assets                         19,788          19,788          17,394          17,394
     Amortization of programming rights                         6,669           6,669           6,702           6,702
     Payments for programming rights                           (5,687)         (5,687)         (6,290)         (6,290)
     Amortization of debt discount and
             Deferred loan costs                                  431           1,014             479             556
     Changes in assets and liabilities:
     Decrease in accounts receivable                            4,139           4,139           3,496           3,496
     Decrease in prepaid expenses
             And other assets                                    (414)           (452)         (1,073)         (1,141)
     Increase (decrease) is due to related parties               (630)           --            74,341          75,000
     Decrease in income taxes payable                          (1,133)         (1,133)           (194)           (195)
     Increase (decrease) in interest payable                   (2,262)            410          (3,319)           (328)
     Decrease in accounts payable, accrued
              expenses and other liabilities                     (230)           (257)         (2,271)         (1,091)
                                                               ------          ------          ------          ------

 Net cash provided by operating activities                     10,502          10,524          85,958          85,190
                                                               ------          ------          ------          ------

 Cash Flow from investing activities:
     Acquisition of Cascom stock                               (4,371)         (4,371)           --              --
     Acquisition of KOKH                                         --              --           (15,067)        (15,067)
     Payment for purchase option                                 --              --           (15,000)        (15,000)
     Capital expenditures                                      (1,645)         (1,645)         (1,706)         (1,706)
                                                               ------          ------          ------          ------

  Net cash used for investing activities                       (6,016)         (6,016)        (31,773)        (31,773)
                                                               ------          ------          ------          ------

  Cash flows from investing activities:
     Payment of principal amounts                             (12,262)        (12,262)        (80,483)        (80,483)
     Proceeds from revolver borrowings                          7,000           7,000          26,000          26,000
     Proceeds from issuance of common stock                      --                12            --               816
     Programming buydowns                                        --              --              (245)           (245)
     Repurchase of common stock                                  --               (52)           --              --
                                                               ------          ------          ------          ------

  Net cash  provided by (used for) financing
  activities                                                   (5,262)         (5,302)        (54,728)        (53,912)

  Net increase (decrease) in cash
            and cash equivalents                                 (776)           (794)           (543)           (495)
  Cash and cash equivalents, beginning
             of period                                          6,443           6,469           3,837           3,840
                                                               ------          ------          ------          ------

 Cash and cash equivalents, end of Period                    $  5,667        $  5,675        $  3,294        $  3,345
                                                               ======          ======          ======          ======


       For supplemental disclosures of cash flow information see Note 5 to Consolidated Financial Statements (unaudited).

       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

SINCLAIR COMMUNICATIONS II, INC. AND
SINCLAIR TELEVISION COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

On January 4, 1996, all of the outstanding capital stock of Act III Broadcasting, Inc. ("Act III" or the "Predecessor") was purchased by and Act III was merged with and into A-3 Acquisition, Inc. ("A-3"), with Act III surviving such merger (the "Acquisition"). Act III then changed its name to Sullivan Broadcasting Company, Inc. (Sullivan). The Acquisition was accounted for by the purchase method of accounting. On July 1, 1998, all of the outstanding capital stock of Sullivan and Sullivan Broadcast Holdings, Inc. was acquired by Sinclair Broadcast Group, Inc. through a Plan of Merger. In connection with the Plan of Merger, Sullivan and Sullivan Broadcast Holdings, Inc. were the surviving entities and their names were changed to Sinclair Communications II, Inc. and Sinclair Television Company, Inc., respectively.

The accompanying consolidated financial statements as of and for the six months ended June 30, 1998 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate and that the information presented is not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Companys' latest annual reports on Form 10-K for the year ended December 31, 1997 and the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998. The information furnished reflects all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary to make a fair statement of the results for the interim period. The results for these interim periods are not necessarily indicative of results to be expected for the full fiscal year, due to seasonal factors, among others.

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

In connection with the term loan and the revolving credit facility, the Company also has a $75,000,000 line of credit available for future acquisitions (collectively, the "Senior Credit Facility"). At June 30, 1998, $53,500,000 in borrowings were outstanding on the acquisition line of credit.

The term loan is payable in varying quarterly installments beginning December 31, 1997 through 2003. The repayments of the term loan are as follows:

                                   (in thousands)
                            1998              $    15,050
                            1999                   31,518
                            2000                   42,024
                            2001                   42,970
                            2002                   42,970
                            Thereafter             12,367

In addition, certain mandatory prepayments of the term loan are required if the Company achieves certain financial results at the end of the fiscal year.

SINCLAIR COMMUNICATIONS II, INC. AND
SINCLAIR TELEVISION COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

In January 1996, the Company entered into various interest rate protection agreements based upon LIBOR rates and a notional value equal to the anticipated outstanding term debt levels through the year 2000.

The Senior Credit Facility requires the Company to comply with certain covenants. At June 30, 1998, the Company was in compliance with all covenants.

In connection with the Plan of Merger (described in Note 6), Sinclair Broadcast Group, Inc. completed a tender offer of all subordinated debt of Sinclair Television Company, Inc. and Sinclair Communications II, Inc.

3. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The Company paid interest of $19,745,000 and $ 18,613,000 during the periods ending June 30, 1997 and June 30, 1998.

During the periods ended June 30, 1997 and June 30, 1998, the Company paid approximately $1,134,000 and $974,000 respectively, for state and local income taxes.

4. RELATED PARTY TRANSACTIONS

The Company reimburses ABRY Partners, Inc. ("ABRY"), an entity related through common ownership, approximately $6,300 per month, representing the Company's allocated share of rent paid by ABRY under its lease and other general expenses including utilities, property insurance and supplies. In addition, the Company has a management agreement with ABRY whereby the Company pays ABRY a management fee of $262,000 annually. Such amounts have been included in "Selling, general and administrative" expenses in the Company's consolidated statements of operations. In addition, certain liabilities were paid during the first six months of 1998 by Sinclair Communications II, Inc.

5.  ACQUISITION OF KOKH

On January 6, 1998, the Company executed a definitive purchase agreement to acquire certain assets of Channel 25 ("KOKH")in Oklahoma City, Oklahoma for a total purchase price of $60,000,000. Subsequent to FCC approval, this acquisition was consummated on February 1, 1998. Contemporaneously, the Company sold and option to acquire certain assets of KOKH to the seller for $45,000,000 and acquired an option to acquire certain assets of another television station for $15,000,000.

6.   SUBSEQUENT EVENTS

On February 23, 1998, Holdings entered into a Plan of Merger with Sinclair Broadcast Group, Inc. On July 1, 1998, under the terms of the Sinclair Merger, 100% of the issued and outstanding common stock of Holdings was acquired by Sinclair Broadcast Group, Inc. by means of a merger.

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

SINCLAIR COMMUNICATIONS II, INC. AND
SINCLAIR TELEVISION COMPANY, INC. AND SUBSIDIARIES

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 (THE "1997 THREE MONTHS") COMPARED TO THREE MONTHS ENDED JUNE 30, 1998 OF THE COMPANY (THE "1998 THREE MONTHS")

Set forth below are selected consolidated financial data of the Company for the three months ended June 30, 1997 and June 30, 1998 and the percentage changes between the periods.




                                                   Three Months Ended June 30,
                                -----------------------------------------------------------------
                                              1997                               1998                       Percentage Change
                                --------------------------------   -------------------------------   -------------------------------
                                   Sinclair          Sinclair        Sinclair         Sinclair         Sinclair         Sinclair
                                  Television      Communications    Television     Communications     Television     Communications
                                Company, Inc.        II, Inc.      Company, Inc.       II, Inc.      Company, Inc.       II, Inc.
                                -------------        --------      -------------       --------      -------------       --------
                                                          (in thousands)
Net revenues (excluding trade
  and barter)                      $ 30,456        $  30,456         $  34,616           34,616              13.7%          13.7%
Trade and Barter revenues             4,480            4,480             4,520            4,520               0.9            0.9
Total net revenues                   34,936           34,936            39,136           39,136              12.0           12.0
Operating expenses                    4,323            4,323             5,472            5,472              26.6           26.6
Selling, general
 and administrative expenses          6,826            7,258             7,786            8,808              14.1           21.4
Depreciation and amortization        19,343           19,343            18,844           18,844              (2.6)          (2.6)
Operating income                      4,444            4,012             7,034            6,012              58.3           49.9
Interest expense                      9,046           10,694             7,513            9,114             (16.9)         (14.8)
Net income (loss)                    (3,527)          (4,774)               70           (2,552)            101.9           46.5
Payments for programming rights       2,908            2,908             3,038            3,038               4.5            4.5
Broadcast Cash Flow                  17,686           17,686            20,058           20,058              13.4           13.4



SINCLAIR COMMUNICATIONS II, INC. AND
SINCLAIR TELEVISION COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 (THE "1997 SIX MONTHS") COMPARED TO SIX MONTHS ENDED JUNE 30, 1998 OF THE COMPANY (THE "1998 SIX MONTHS")

Set forth below are selected consolidated financial data of the Company for the six months ended June 30, 1997 and June 30, 1998 and the percentage changes between the periods.



                                                   Six Months Ended June 30,
                                -----------------------------------------------------------------
                                              1997                               1998                       Percentage Change
                                --------------------------------   -------------------------------   -------------------------------
                                   Sinclair          Sinclair        Sinclair         Sinclair         Sinclair         Sinclair
                                  Television      Communications    Television     Communications     Television     Communications
                                Company, Inc.        II, Inc.      Company, Inc.       II, Inc.      Company, Inc.       II, Inc.
                                -------------        --------      -------------       --------      -------------       --------
                                                          (in thousands)
Net revenues (excluding trade
  and barter)                      $ 55,727        $  55,727          $ 62,391         $ 62,391           12.0%             12.0%
Trade and Barter revenues             8,642            8,642             9,017            9,017            4.3               4.3
Total net revenues                   64,369           64,369            71,408           71,408           10.9              10.9
Operating expenses                    8,991            8,991            10,656           10,656           18.5              18.5
Selling, general
 and administrative expenses         13,221           13,765            14,645           20,727           10.8              50.6
Depreciation and amortization        38,606           38,606            38,138           38,138           (1.2)             (1.2)
Operating  Income                     3,551            3,007             6,998              916           97.1             (69.5)
Interest expense                     17,914           21,169            16,022           19,220          (10.6)             (9.2)
Net loss                             10,096           12,375             5,633           14,272          (44.2)             15.3
Payments for programming rights       5,687            5,687             6,290            6,290           10.6              10.6
Broadcast Cash Flow                  30,320           30,320            33,590           33,590           10.8              10.8




     Net revenues (excluding barter) are net of commissions and primarily include local/Canadian and national spot advertising sales. Net revenues (excluding barter) increased to $62,391,000 in the 1998 Six Months from $55,727,000 in the 1997 Six Months, an increase of $6,664,000 or 12.0%. This increase is partially due to additional net revenues from the KOKH station acquisition in February of 1998. Additionally, net revenues were further increased by higher advertising spot rates which were positively impacted by the improving economy, resulting in greater advertising spending, along with higher key demographic ratings from additional Fox programming and other syndicated and first run programming. Advertising revenues for the 1998 Six Months were comprised of 61.2% from local/Canadian advertising sales and 38.8 % from national advertising sales.

     Local revenues include gross revenues before commissions from local or regional advertisers or their representative agencies. Local and regional areas encompass a station's designated market area and its outlying areas. Local revenues increased to $44,468,000 in the 1998 Six Months from $38,055,000 in the 1997 Six Months, an increase of $6,413,000, or 16.9%. The increase was due to the KOKH station acquisition in February of 1998 along with increased rating and stronger advertising demand resulting from the Company's emphasis on expanding local sales.

     National revenues include gross revenues before commissions from national advertisers or their representative agencies. National advertisers are advertisers outside of a station's local market or region. National revenues increased to $28,163,000 in the 1998 Six Months from $26,930,000 in the 1997 Six Months, an increase of $1,233,000, or 4.6%. As with local revenues, national revenues increased as a result of the KOKH station acquisition as well as improved rating and stronger advertising demand in the 1998 Six Months compared to the 1997 Six Months.

SINCLAIR COMMUNICATIONS II, INC. AND
SINCLAIR TELEVISION COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Trade and Barter revenues increased to $9,017,000 in the 1998 Six Months from $8,642,000 in the 1997 Six Months, an increase of $375,000, or 4.3%. This increase was primarily due to increased barter revenue relating to the KOKH station acquisition further increased by higher advertising spot rates in the 1998 Six Months compared to the 1997 Six Months.

     Operating expenses include engineering, promotion, production and programming operations and trade expenses. Operating expenses increased to $10,656,000 in the 1998 Six Months from $8,991,000 in the 1997 Six Months, an increase of $1,665,000. This increase was primarily the result of additional expenses associated with the KOKH station acquired in February of 1998.

     Selling, general and administrative expenses include sales, salaries, commissions, insurance, supplies and general management salaries. Selling, general and administrative expenses increased to $15,616,000 and $21,698,000 in the 1998 Six Months from $13,221,000 and $13,765,000 in the 1997 Six Months, increases of $2,395,000, and $7,933,000 or 18.1% and 57.6% for Sinclair
Television Company, Inc. and Sinclair Communications II, Inc., respectively. These increases were primarily the result of additional costs associated with the KOKH station acquisition along with a one-time compensation charge related to the issuance of common stock of Sinclair Communications II, Inc. in the 1998 Six Months compared to the 1997 Six Months.

     Depreciation and amortization includes depreciation of property and equipment, amortization of programming rights and amortization of intangibles. Depreciation and amortization decreased to $38,138,000 in the 1998 Six Months from $38,606,000 in the 1997 Six Months, a decrease of $468,000 or 1.2%. This decrease is due to lower depreciation expense resulting from certain assets becoming fully depreciated in the 1998 Six Months.

     Operating income increased to $6,998,000 and decreased to $916,000 in the 1998 Six Months from $3,551,000 and $3,007,000 in the 1997 Six Months, for Sinclair Television Company, Inc. and Sinclair Communications II, Inc., respectively. The increase in operating income for Sinclair Television Company, Inc. of $3,447,000 or 97.1% is the result of stronger revenues offset somewhat by increases in operating, depreciation, amortization and selling, general and administrative expenses in the 1998 Six Months from the 1997 Six Months. The decrease in operating income for Sinclair Communications II, Inc. of $2,091,000, or 69.5% is the result of a one-time compensation charge related to the issue of common stock, somewhat offset by the stronger operating results discussed above.

     Interest expense includes interest charged on all outstanding debt and the amortization of debt issuance costs and debt discount over the life of the underlying debt. Interest expense decreased to $16,022,000 and $19,220,000 in the 1998 Six Months from the 1997 Six Months, decreases of $1,892,000 and $1,949,000 or 10.6% and 9.2% for Sinclair Television Company, Inc. and Sinclair Communications II, Inc., respectively. These decreases are the result of a lower principal balance on the Company's term loan in the 1998 Six Months compared to the 1997 Six Months.

     Net loss decreased to $5,633,000 and increased to $14,272,000 in the 1998 Six Months from $10,096,000 and $12,375,000 in the 1997 Six Months, changes of $4,463,000 and $1,897,000 for Sinclair Television Company, Inc. and Sinclair Communications II, Inc., respectively, due to the reasons discussed above.

     Payments for programming rights increased to $6,290,000 in the 1998 Six Months from $5,687,000 in the 1997 Six Months, an increase of $603,000, or 10.6%. This increase is attributable to the increased cost of programming required to program the stations.

SINCLAIR COMMUNICATIONS II, INC. AND
SINCLAIR TELEVISION COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Broadcast Cash Flow increased to $33,590,000 in the 1998 Six Months from $30,320,000 in the 1997 Six Months, an increase of $3,270,000, primarily due to the aforementioned increases in revenue with a smaller proportional increase in the aggregate for operating and selling, general and administrative expenses. Barter expense was $515,000 and $707,000 for the 1998 Six Months and the 1997 Six Months respectively. Corporate expense was $2,275,000 and $1,785,000 for the 1998 Six Months and the 1997 Six Months, respectively. The Company believes that Broadcast Cash Flow is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because broadcasting companies traditionally have large amounts of non-cash expense attributable to amortization of programming rights and other intangibles. Broadcast Cash Flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

(a)  Exhibits

     No exhibits were filed as part of this Quarterly Report on Form 10-Q.

(b)  No reports on Form 8-K were filed during the period.

SINCLAIR COMMUNICATIONS II, INC. AND
SINCLAIR TELEVISION COMPANY, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION (CONTINUED)

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        SINCLAIR TELEVISION COMPANY, INC.
                                  (Registrant)

                        SINCLAIR COMMUNICATIONS II, INC.

August, 1998                            By:        /S/
                                            ------------------------------------
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                     Chief Accounting Officer)